Form 10-Q
period 1996-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1996-05-07
CIK 914747

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          Form 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]    Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-71654


                  DWFCM INTERNATIONAL ACCESS FUND L.P.

   (Exact name of registrant as specified in its charter)


          Delaware                                     13-3700691
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.               10048
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

                DWFCM INTERNATIONAL ACCESS FUND L.P.
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 1996


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Statements of Financial Condition
        March 31, 1996 (Unaudited) and December 31, 1995............2

        Statements of Operations for the Quarters Ended
        March 31, 1996 and 1995 (Unaudited)..........................3

        Statements of Changes in Partners' Capital
        for the Quarters Ended March 31, 1996 and 1995
        (Unaudited)..................................................4

        Statements of Cash Flows for the Quarters Ended
        March 31, 1996 and 1995 (Unaudited)..........................5


        Notes to Financial Statements (Unaudited)................. 6-9

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations............................................10-13


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................                                             14

                 DWFCM INTERNATIONAL ACCESS FUND L.P.
                 STATEMENTS OF FINANCIAL CONDITION


                                                                             March 31,           December 31,
                                                                               1996                  1995
                                                                                 $                     $
                                                                            (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                       44,786,826             53,843,646
   Net unrealized gain on open contracts                                       1,932,446                929,946
   Total Trading Equity                                                       46,719,272             54,773,592

   Interest receivable (DWR)                                                     157,635                197,923
   Receivable from DWR                                                            28,818                165,458

   Total Assets                                                               46,905,725             55,136,973


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                           680,807              1,058,634
   Accrued management fee (DWFCM)                                                116,860                136,687
   Accrued administrative expenses payable                                        83,655                147,774
   Accrued brokerage commissions (DWR)                                            40,464                126,849
   Accrued transaction fees and costs                                              8,917                 22,110

   Total Liabilities                                                             930,703              1,492,054


Partners' Capital

   Limited Partners (43,683.933 and
    46,783.554 Units, respectively)                                           45,239,319             52,842,505
   General Partner (710.409 Units)                                               735,703                802,414

   Total Partners' Capital                                                    45,975,022             53,664,919

   Total Liabilities and Partners' Capital                                    46,905,725             55,136,973


NET ASSET VALUE PER UNIT                                                        1,035.61               1,129.51


                 The accompanying footnotes are an integral part
                       of these financial statements.

                      DWFCM INTERNATIONAL ACCESS FUND L.P.
                            STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                                   For the Quarters Ended March 31,
                                                                             1996                    1995
                                                                                $                        $
REVENUES
   Trading profit (loss):
        Realized                                            (4,295,963)            5,772,178
        Net change in unrealized                             1,002,500            11,267,060

          Total Trading Results                             (3,293,463)           17,039,238

        Interest Income (DWR)                                  497,982               658,568

          Total Revenues                                    (2,795,481)           17,697,806

EXPENSES

        Brokerage commissions (DWR)                          1,125,248             1,391,503
        Management fee (DWFCM)                                 375,083               465,252
        Transaction fees and costs                              73,330                82,700
        Administrative expenses                                 22,000                17,000
        Incentive fee (DWFCM)                                        -               923,950

          Total Expenses                                     1,595,661             2,880,405

NET INCOME (LOSS)                                           (4,391,142)           14,817,401


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                    (4,324,431)           14,652,378
        General Partner                                        (66,711)              165,023


NET INCOME (LOSS) PER UNIT

        Limited Partners                                        (93.90)               232.29
        General Partner                                         (93.90)               232.29


               The accompanying footnotes are an integral part
                       of these financial statements.

                  DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Quarters Ended March 31, 1996 and 1995
                               (Unaudited)



                                               Units of
                                              Partnership         Limited          General
                                               Interest          Partners          Partner           Total

Partners' Capital
  December 31, 1994                            65,135.840      $59,707,586     $    658,386       $60,365,972

Net Income                                              -       14,652,378          165,023        14,817,401

Redemptions                                    (6,618.998)      (7,358,630)               -        (7,358,630)

Partners' Capital
  March 31, 1995                               58,516.842      $67,001,334         $823,409       $67,824,743




Partners' Capital
  December 31, 1995                            47,493.963   $   52,842,505    $     802,414     $  53,644,919

Net Loss                                                -       (4,324,431)         (66,711)       (4,391,142)

Redemptions                                    (3,099.621)      (3,278,755)                        (3,278,755)

Partners' Capital
  March 31, 1996                               44,394.342      $45,239,319         $735,703       $45,975,022




               The accompanying footnotes are an integral part
                      of these financial statements.

                      DWFCM INTERNATIONAL ACCESS FUND L.P.
                           STATEMENTS OF CASH FLOWS
                               (Unaudited)




                                                                               For the Quarters Ended March 31,
                                                                1996                       1995
                                                                  $                          $



CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            (4,391,142)                14,817,401
   Noncash item included in net income:
        Net change in unrealized                                (1,002,500)               (11,267,060)

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                   40,288                     (4,089)
        Receivable from DWR                                        136,640                     35,022

   Increase (decrease) in operating liabilities:
        Accrued management fee (DWFCM)                             (19,827)                    35,686
        Accrued administrative expenses payable                    (64,119)                    17,000
        Accrued brokerage commissions (DWR)                        (86,385)                    82,965
        Accrued transaction fees and costs                         (13,193)                    28,486
        Accrued incentive fees (DWFCM)                                   -                    923,950

   Net cash provided by (used for) operating activities         (5,400,238)                 4,669,361


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase (decrease) in redemptions payable                     (377,827)                 5,820,839
   Redemptions of units                                          (3,278,755)               (7,358,630)

   Net cash used for financing activities                        (3,656,582)               (1,537,791)


   Net increase (decrease) in cash                               (9,056,820)                3,131,570

   Balance at beginning of period                                53,843,646                56,516,639

   Balance at end of period                                      44,786,826                59,648,209



             The accompanying footnotes are an integral part
                     of these financial statements.

               DWFCM INTERNATIONAL ACCESS FUND L.P.
                 NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 1995 Annual Report on Form 10-K.



1.  Organization
DWFCM International Access Fund L.P. (the "Partnership") was organized to engage in speculative trading of futures contracts and forward contracts on futures contracts and physical commodities, and other commodity interests. The general partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The Trading Manager is Dean Witter Futures & Currency Management Inc. ("DWFCM"). The General Partner, DWFCM and DWR are all wholly-owned subsidiaries of Dean Witter, Discover & Co.


2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:

                                               Contract or
                                              Notional Amount
                                                    $

Exchange-Traded Contracts
Financial Futures:
Commitments to Purchase                          3,241,000
 Commitments to Sell                            44,304,000
 Commodity Futures Contracts
 Commitments to Purchase                         5,886,000
 Foreign Futures:
 Commitments to Purchase                         9,682,000
 Commitments to Sell                            55,131,000
Off-Exchange-Traded Forward
Currency Contracts
 Commitments to Purchase                       229,641,000
 Commitments to Sell                           206,348,000

             DWFCM INTERNATIONAL ACCESS FUND L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,932,446 at March 31, 1996. Of this amount, $1,420,529 related to exchange-traded futures contracts and $511,917 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through May 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.

                DWFCM INTERNATIONAL ACCESS FUND L.P.
               NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $46,207,355 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                           Assets         Liabilities
                                             $                 $

Exchange-Traded Contracts:
Financial Futures                        60,439,000      31,253,000
Commodity Futures                         9,774,000       3,330,000
Foreign Futures                         128,461,000      45,480,000
Off-Exchange-Traded Forward
Currency Contracts                      303,642,000     314,813,000

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $2,795,481. During the first quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in the energy markets. In January, losses were experienced from long oil and gas futures positions as energy prices reversed from a previous upward move. Losses experienced in February as oil as gas prices moved in a short-term volatile pattern were mitigated in March as oil prices moved higher and long positions in crude, gas and heating oil futures profited. Additional trading losses were recorded in the currency markets as a reversal in the downward move of the Japanese yen and most European currencies during February resulted in losses for previously established short Japanese yen, German mark and Swiss franc positions. However, these losses were partially offset by gains experienced in January from short Japanese yen and European currency positions and in March from long Australian dollar positions. In the financial futures markets, losses were recorded in February as a result of a dramatic reversal in the previous upward move in global interest rate futures prices. These losses more than offset gains experienced in January from long global interest rate and stock index futures positions as prices trended higher. Smaller losses were recorded in the soft commodities and metals markets as prices were trendless throughout the quarter. Total expenses for the quarter were $1,595,661, resulting in a net loss of $4,391,142. The value of an individual Unit in the Partnership decreased from $1,129.51 at December 31, 1995 to $1,035.61 at March 31, 1996.


Results of Operations
For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $17,697,806.
During the first quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and

French franc. Additional gains were recorded in the financial markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures during the quarter. Smaller trading losses in the agricultural, metals, energy and inter-national markets offset a portion of overall gains for the quarter. Total expenses for the period were $2,880,405, generating net income of $14,817,401. The value of an individual Unit in the Partnership increased from $926.77 at December 31, 1994 to $1,159.06 at March 31, 1995.

               PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     A)     Exhibits.

            None.

     B)     Reports on Form 8-K. - None.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   DWFCM International Access Fund L.P.
                                         (Registrant)

                                   By: Demeter Management Corporation
                                         (General Partner)

May 7, 1996                       By:/s/ Patti L. Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.