Form 10-Q
period 1996-06-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1996-08-13
CIK 914747

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            Form 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

Yes     X                         No

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.

                                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 1996


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Statement of Financial Condition
        June 30, 1996 (Unaudited) and December 31, 1995............2

        Statement of Operations for the Quarters Ended
        June 30, 1996 and 1995 (Unaudited).........................3

        Statement of Operations for the Six Months Ended
        June 30, 1996 and 1995 (Unaudited).........................4

        Statement of Changes in Partners' Capital
        for the Six Months Ended June 30, 1996 and
        1995 (Unaudited)...........................................5

        Statement of Cash Flows for the Six Months Ended
        June 30, 1996 and (Unaudited)..............................6

        Notes to Financial Statements (Unaudited)...............7-10

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations............................................11-15


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K........................16

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                      STATEMENTS OF FINANCIAL CONDITIONS


                                                                             June 30,            December 31,
                                                                               1996                  1995
                                                                                 $                     $
                                                                            (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                      43,280,951              53,843,646
   Net unrealized gain (loss) on open contracts                                (405,053)                929,946
   Total Trading Equity                                                      42,875,898              54,773,592

   Interest receivable (DWR)                                                    149,737                 197,923
   Receivable from DWR                                                                -                 165,458

   Total Assets                                                              43,025,635              55,136,973


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                          658,121               1,058,634
   Accrued management fees (DWFCM)                                              107,208                 136,687
   Accrued administrative expenses payable                                       88,256                 147,774
   Accrued brokerage commissions (DWR)                                           32,030                 126,849
   Accrued transaction fees and costs                                            22,209                  22,110

   Total Liabilities                                                            907,824               1,492,054


Partners' Capital

   Limited Partners (40,993.722 and
    46,783.554 Units, respectively)                                          41,400,355              52,842,505
   General Partner (710.409 Units)                                              717,456                 802,414

   Total Partners' Capital                                                   42,117,811              53,664,919

   Total Liabilities and Partners' Capital                                   43,025,635              55,136,973


NET ASSET VALUE PER UNIT                                                       1,009.92                1,129.51

                                The accompanying footnotes are an integral part
                                        of these financial statements.

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                           STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                   For the Quarters Ended June 30,

                                                                     1996                  1995
                                                                       $                     $
REVENUES
   Trading profit (loss):
        Realized                                                  2,071,257             16,046,280
        Net change in unrealized                                 (2,337,499)           (12,669,394)

          Total Trading Results                                    (266,242)             3,376,886

        Interest Income (DWR)                                       462,149                780,238

          Total Revenues                                            195,907              4,157,124

EXPENSES

        Brokerage commissions (DWR)                                 821,199              1,127,229
        Management fee (DWFCM)                                      337,944                506,786
        Transaction fees and costs                                   62,597                123,062
        Administrative expenses                                      21,000                 21,000
        Incentive fee (DWFCM)                                             -                239,821

          Total Expenses                                          1,242,740              2,017,898

NET INCOME (LOSS)                                                (1,046,833)             2,139,226


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                         (1,028,585)             2,115,378
        General Partner                                             (18,248)                23,848


NET INCOME (LOSS) PER UNIT

        Limited Partners                                             (25.69)                 33.57
        General Partner                                              (25.69)                 33.57


                                The accompanying footnotes are an integral part
                                        of these financial statements.

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                           STATEMENTS OF OPERATIONS
                                               (Unaudited)






                                                                 For the Six Months Ended June 30,

                                                              1996                   1995
                                                               $                       $
REVENUES
   Trading profit (loss):
        Realized                                            (2,224,706)            21,818,459
        Net change in unrealized                            (1,334,999)            (1,402,334)

          Total Trading Results                             (3,559,705)            20,416,125

        Interest Income (DWR)                                  960,131              1,438,805

          Total Revenues                                    (2,599,574)            21,854,930

EXPENSES

        Brokerage commissions (DWR)                          1,946,447              2,518,731
        Management fee (DWFCM)                                 713,028                972,037
        Transaction fees and costs                             135,925                205,763
        Administrative expenses                                 43,000                 38,000
        Incentive fee (DWFCM)                                        -              1,163,772

          Total Expenses                                     2,838,400              4,898,303

NET INCOME (LOSS)                                           (5,437,974)            16,956,627


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                    (5,353,016)            16,767,756
        General Partner                                        (84,958)               188,871


NET INCOME (LOSS) PER UNIT

        Limited Partners                                       (119.59)                265.86
        General Partner                                        (119.59)                265.86


                                The accompanying footnotes are an integral part
                                        of these financial statements.

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                For the Six Months Ended June 30, 1996 and 1995






                                               Units of
                                              Partnership         Limited          General
                                               Interest          Partners          Partner           Total



Partners' Capital
  December 31, 1994                            65,135.840      $59,707,586         $658,386       $60,365,972

Net Income                                              -       16,767,756          188,871        16,956,627

Redemptions                                   (13,352.028)     (15,563,545)               -       (15,563,545)

Partners' Capital
  June 30, 1995                                51,783.812      $60,911,797         $847,257       $61,759,054






Partners' Capital
  December 31, 1995                            47,493.963      $52,842,505         $802,414       $53,644,919

Net Loss                                                -       (5,353,016)         (84,958)       (5,437,974)

Redemptions                                    (5,789.832)      (6,089,134)               -        (6,089,134)

Partners' Capital
  June 30, 1996                                41,704.131      $41,400,355         $717,456       $42,117,811










           The accompanying footnotes are an integral part of these financial statements.


                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)




                                                                        For the Six Months Ended June 30,

                                                                            1996               1995
                                                                              $                  $


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   (5,437,974)           16,956,627
   Noncash item included in net income (loss):
        Net change in unrealized                                        1,334,999             1,402,334

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                          48,186               (10,231)
        Receivable from DWR                                               165,458               178,370

   Increase (decrease) in operating liabilities:
        Accrued management fees (DWFCM)                                   (29,479)                4,085
        Accrued administrative expenses payable                           (59,518)               23,774
        Accrued brokerage commissions (DWR)                               (94,819)               25,861
        Accrued transaction fees and costs                                     99                19,261
        Accrued incentive fees (DWFCM)                                          -               212,239

   Net cash provided by (used for) operating activities                (4,073,048)           18,812,320


CASH FLOWS FROM FINANCING ACTIVITIES


   Decrease in redemptions payable                                       (400,513)             (153,979)
   Redemptions of units                                                (6,089,134)          (15,563,545)

   Net cash used for financing activities                              (6,489,647)          (15,717,524)


   Net increase (decrease) in cash                                    (10,562,695)            3,094,796

   Balance at beginning of period                                      53,843,646            56,516,639

   Balance at end of period                                            43,280,951            59,611,435



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


1.  Organization
DWFCM International Access Fund L.P. (the "Partnership") was organized to engage in speculative trading of futures contracts and forward contracts, and options on futures contracts and physical commodities, and other commodity interests. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The Trading Manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management, Inc. (DWFCM"), an affiliate of DWR. The General Partner, DWFCM and DWR are all wholly owned subsidiaries of Dean Witter, Discover & Co.

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

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:


                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                  2,799,000
   Commitments to Sell                      6,346,000
 Commodity Futures:
   Commitments to Purchase                  2,741,000
   Commitments to Sell                      5,451,000
 Foreign Futures:
   Commitments to Purchase                 65,401,000
   Commitments to Sell                     73,663,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                240,249,000
   Commitments to Sell                    237,864,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The unrealized loss on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $405,053 at June 30, 1996. Of this amount, $114,308 related to exchange-traded futures contracts and ($519,361) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through August 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded-futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for

                                     DWFCM INTERNATIONAL ACCESS FUND L.P.
                                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts which funds totaled $43,395,259 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.



For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                          Assets        Liabilities
                                            $                $

Exchange-Traded Contracts:
  Financial Futures                     41,204,000       29,172,000
  Commodity Futures                      7,157,000        4,271,000
  Foreign Futures                      109,980,000       48,946,000
Off-Exchange-Traded Forward
 Currency Contracts                    279,243,000      288,376,000


4.  Subsequent Event

Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the partnership's total trading revenues including interest income were $195,907. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. The most significant trading losses were recorded in the financial futures markets as trendless price movement was experienced throughout the quarter in non-U.S. interest rate futures, particularly in Australian, Japanese and European interest rate futures. Trading gains recorded during April and May from short U.S. interest rate futures positions, as prices in these markets moved lower, offset a portion of the losses. Additional losses for the partnership were recorded in global stock index futures as prices moved without consistent direction throughout the quarter. In soft commodities, losses were experienced from short-term volatile movement in coffee futures prices during April and June, as well as from losses in cocoa futures during June. In currency trading, gains were recorded during April from short German mark and Swiss franc positions as the value of the German mark and Swiss franc moved lower relative to the U.S. dollar and other world currencies. Smaller trading gains were recorded by the Partnership during May from long Australian dollar positions as the value of the Australian dollar moved higher relative to other world currencies. Additional gains were recorded in metals from short copper, aluminum, gold and silver futures positions as prices moved lower during June. Smaller gains were recorded in the energy markets as gains in natural gas futures more than offset losses in other gas and oil products. Total expenses for the quarter were $1,242,740, resulting in a net loss of $1,046,833. The value of an individual Unit in the Partnership decreased from $1,035.61 at March 1996 to $1,009.92 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income were $2,599,574. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit primarily as a result of a sudden and sharp trend reversal during February in the previous downward move in the value of the Japanese yen and most major European currencies, which had resulted in gains during January. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additionally, trendless price movement in global interest rate futures trading during the second quarter, resulted in losses for the Partnership. In energy trading, gains in natural gas futures during June, as well as in crude oil futures during March, offset a portion of overall losses for the first half of the year. Trading gains in metals during June more than offset losses experienced in base metals during the first quarter of the year. Short-term volatile price movement in soft commodities from trading coffee and cocoa futures resulted in losses for the Partnership during a majority of the first half of the year. Total expenses for the period were $2,838,400, resulting in a net loss of $5,437,974. The value of an individual Unit in the Partnership decreased from $1,129.51 at December 31, 1995 to $1,009.92 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the Quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $4,157,124. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The majority of these gains were the result of an upward trend in global interest rate futures that began in the first quarter and continued into April. These gains were recorded from previously established long positions in the Japanese bond, Australian bond and U.S. interest rate futures. Additional gains were recorded in European interest rate and global stock index futures. Smaller gains were recorded from trading coffee and cocoa futures during the second quarter. Trading losses in the currency markets in May and June from transactions involving most European currencies and the Canadian dollar helped in offsetting a portion of the Partnership's gains for the quarter. Additional losses were recorded in the metals markets throughout the quarter and in the energy markets in May. Total expenses for the period were $2,017,898, resulting in net income of $2,139,226. The value of an individual Unit in the Partnership increased from $1,159.06 at March 31, 1995 to $1,192.63 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $21,854,930.
During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded during February, March, April and May in the financial markets as a result of trading Japanese, U.S. and Australian interest rate futures and global stock index futures during these months. Additional gains were recorded in the currency markets during the first quarter. The majority of these gains were the result of transactions involving the Japanese yen and most European currencies. Smaller trading gains were recorded in soft commodities as a result of trading coffee during the second quarter. Trading losses in the metals and energy markets offset a portion of overall gains for first half of the year. Total expenses for the period were $4,898,303, resulting in net income of $16,956,627. The value of an individual Unit in the Partnership increased from $926.77 at December 31, 1994 to $1,192.63 at June 30, 1995.

                 PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

               A)   Exhibits. - None.

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




                                   DWFCM International Access Fund L.P.
                                         (Registrant)

                                   By: Demeter Management Corporation
                                         (General Partner)

August 13, 1996                    By:/s/ Patti L. Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.