Form 10-Q
period 1996-09-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1996-11-07
CIK 914747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

Yes     X                            No

                          DWFCM INTERNATIONAL ACCESS FUND L.P.

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.......2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited)....................3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)......................4

         Statements of Changes in Partners' Capital
         for the Nine Months Ended September 1996 and
         1995 (Unaudited).............................................5

         Statement of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)......................6

         Notes to Financial Statements (Unaudited)................7-12

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations............................................13-18


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.......................19


                              DWFCM INTERNATIONAL ACCESS FUND L.P.
                               STATEMENTS OF FINANCIAL CONDITIONS

                                                                                 September 30,           December 31,
                                                                                     1996                    1995
                                                                                       $                       $
                                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                             41,386,331                53,843,646
   Net unrealized gain on open contracts                                             3,073,750                   929,946

   Total Trading Equity                                                             44,460,081                54,773,592

Interest receivable (DWR)                                                              143,671                   197,923
Receivable from DWR                                                                     81,757                   165,458

   Total Assets                                                                     44,685,509                55,136,973


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                                 765,512                 1,058,634
   Accrued administrative expenses payable                                             111,256                   147,774
   Accrued management fees (DWFCM)                                                     111,050                   136,687
   Accrued brokerage commissions (DWR)                                                  64,704                   126,849
   Accrued transaction fees and costs                                                    7,877                    22,110

   Total Liabilities                                                                 1,060,399                 1,492,054


Partners' Capital

   Limited Partners (39,145.572 and
    46,783.554 Units, respectively)                                                 42,847,519                52,842,505
   General Partner (710.409 Units)                                                     777,591                   802,414

   Total Partners' Capital                                                          43,625,110                53,644,919

   Total Liabilities and Partners' Capital                                          44,685,509                55,136,973


NET ASSET VALUE PER UNIT                                                              1,094.57                  1,129.51

                        The accompanying footnotes are an integral part
                                  of these financial statements.

                              DWFCM INTERNATIONAL ACCESS FUND L.P.
                                    STATEMENTS OF OPERATIONS
                                         (Unaudited)




                                                                       For the Quarters Ended September 30,

                                                                           1996                    1995
                                                                             $                       $
REVENUES
   Trading profit (loss):
         Realized                                                         895,168                7,643,247
         Net change in unrealized                                       3,478,803               (7,107,700)

           Total Trading Results                                        4,373,971                  535,547

   Interest Income (DWR)                                                  439,739                  676,459

           Total Revenues                                               4,813,710                1,212,006

EXPENSES

   Brokerage commissions (DWR)                                            921,587                1,214,057
   Management fee (DWFCM)                                                 330,151                  464,367
   Transaction fees and costs                                              49,475                   95,247
   Administrative expenses                                                 23,000                   21,000
   Incentive fee (DWFCM)                                                        -                    6,294

           Total Expenses                                               1,324,213                1,800,965

NET INCOME (LOSS)                                                       3,489,497                 (588,959)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                     3,429,362                 (580,167)
   General Partner                                                         60,135                   (8,792)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                                         84.65                   (12.37)
   General Partner                                                          84.65                   (12.37)


                                   The accompanying footnotes are an integral part
                                           of these financial statements.

                                          DWFCM INTERNATIONAL ACCESS FUND L.P.
                                                STATEMENTS OF OPERATIONS
                                                      (Unaudited)



                                                                    For the Nine Months Ended September 30,

                                                                   1996                                  1995
                                                                     $                                    $
REVENUES
   Trading profit (loss):
         Realized                                               (1,329,537)                           29,461,706
         Net change in unrealized                                2,143,804                            (8,510,034)

           Total Trading Results                                   814,267                            20,951,672

   Interest Income (DWR)                                         1,399,869                             2,115,264

           Total Revenues                                        2,214,136                            23,066,936

EXPENSES

   Brokerage commissions (DWR)                                   2,868,035                             3,732,788
   Management fee (DWFCM)                                        1,043,178                             1,436,404
   Transaction fees and costs                                      185,400                               301,010
   Administrative expenses                                          66,000                                59,000
   Incentive fee (DWFCM)                                                 -                             1,170,066

           Total Expenses                                        4,162,613                             6,699,268

NET INCOME (LOSS)                                               (1,948,477)                           16,367,668


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                             (1,923,654)                           16,187,589
   General Partner                                                 (24,823)                              180,079


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                 (34.94)                               253.49
   General Partner                                                  (34.94)                               253.49


                                     The accompanying footnotes are an integral part
                                             of these financial statements.

                                          DWFCM INTERNATIONAL ACCESS FUND L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  For the Nine Months Ended September 30, 1996 and 1995
                                                       (Unaudited)


                                                   Units of
                                                  Partnership          Limited            General
                                                   Interest           Partners            Partner            Total
Partners' Capital
  December 31, 1994                                 65,135.840       $59,707,586       $    658,386        $60,365,972

Net Income                                                   -        16,187,589            180,079         16,367,668

Redemptions                                        (15,080.428)      (17,655,428)                 -        (17,655,428)

Partners' Capital
  September 30, 1995                                50,055.412       $58,239,747           $838,465        $59,078,212




Partners' Capital
  December 31, 1995                                 47,493.963    $   52,842,505    $       802,414      $  53,644,919

Net Loss                                                     -        (1,923,654)           (24,823)        (1,948,477)

Redemptions                                         (7,637.982)       (8,071,332)                 -        ( 8,071,332)

Partners' Capital
  September 30, 1996                                39,855.981       $42,847,519           $777,591        $43,625,110









                  The accompanying footnotes are an integral part
                         of these financial statements.


                                          DWFCM INTERNATIONAL ACCESS FUND L.P.
                                                STATEMENTS OF CASH FLOWS
                                                        (Unaudited)



                                                                        For the Nine Months Ended September 30,

                                                                          1996                       1995
                                                                           $                           $



CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      (1,948,477)                 16,367,668
Noncash item included in net income (loss):
         Net change in unrealized                                      (2,143,804)                  8,510,034

   Decrease in operating assets:
         Interest receivable (DWR)                                         54,252                      20,406
         Receivable from DWR                                               83,701                      86,218

   Increase (decrease) in operating liabilities:
         Accrued administrative expenses payable                          (36,518)                     44,774
         Accrued management fees (DWFCM)                                  (25,637)                     (3,624)
         Accrued brokerage commissions (DWR)                              (62,145)                     16,851
         Accrued transaction fees and costs                               (14,233)                     23,576

Net cash provided by (used for) operating activities                   (4,092,861)                 25,065,903


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                                       (293,122)                   (244,647)
   Redemptions of units                                                (8,071,332)                (17,655,428)


Net cash used for financing activities                                 (8,364,454)                (17,900,075)


Net increase (decrease) in cash                                       (12,457,315)                  7,165,828

Balance at beginning of period                                         53,843,646                  56,516,639

Balance at end of period                                               41,386,331                  63,682,467



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


1.  Organization
DWFCM International Access Fund L.P. (the "Partnership") was organized to engage in speculative trading of futures contracts and forward contracts, and options on futures contracts and physical commodities, and other commodity interests. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures & Currency Management, Inc. ("DWFCM"), an affiliate of DWR. The General Partner, DWFCM and DWR are all wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Summary of Significant Accounting Policies
Through August 31, 1996, the Partnership accrued brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates, to a maximum of 3/4 of 1% per month of the Net Assets allocated to each trading advisor as defined in the Limited Partnership Agreement. Transaction fees and costs were accrued on a half-turn basis. Such transaction fees and costs, exclusive of "give-up" fees, were capped at 1/12 of 1% per month of the Net Assets allocated to each trading advisor. Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at
 .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement. Transaction fees and costs are no longer capped separately.

3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading

            DWFCM INTERNATIONAL ACCESS FUND L.P.
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)


accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                  1,729,000
 Commodity Futures:
   Commitments to Purchase                 10,878,000
   Commitments to Sell                      7,965,000
 Foreign Futures:
   Commitments to Purchase                128,791,000
   Commitments to Sell                      7,993,000
Off-Exchange-Traded Forward
 Currency Contracts:
   Commitments to Purchase                220,693,000
   Commitments to Sell                    260,356,000

                       DWFCM INTERNATIONAL ACCESS FUND L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commit-ments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $3,073,750 at September 30, 1996.
Of this amount, $3,118,620 related to exchange-traded futures contracts and ($44,870) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through November 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect

                            DWFCM INTERNATIONAL ACCESS FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)



to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $44,504,951 at September 30, 1996. With respect to the Partnership's off-exchange traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                           Assets     Liabilities
                                             $             $
Exchange-Traded Contracts
  Financial Futures                      30,584,000   19,805,000
  Commodity Futures                       8,078,000    4,499,000
  Foreign Futures                       120,016,000   38,319,000
Off-Exchange-Traded Forward
 Currency Contracts                     276,702,000  273,544,000

                  DWFCM INTERNATIONAL ACCESS FUND L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, DWFCM, Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR.
Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses

                    DWFCM INTERNATIONAL ACCESS FUND L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

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


Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and other commodity interests.
As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.


Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $4,813,710. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the financial futures markets from long Australian, European and Japanese bond futures positions as global interest rate futures prices moved steadily higher between July and September.
Additional gains were recorded in the energy markets from long positions in crude, heating and gas oil futures as prices in these markets trended higher throughout the quarter. Gains were also recorded in metals as a downward move in aluminum futures prices during September resulted in gains from previously established short positions. A portion of the overall gains for the quarter was offset by losses experienced primarily in the currency markets. The majority of the losses recorded in the currency markets during August resulted from short Australian dollar positions as its value reversed higher relative to the U.S. dollar and other world currencies, and from short Japanese yen positions as the value of the Japanese yen increased sharply during July. Smaller losses were recorded as a result of trendless price movement in cocoa and coffee futures throughout most the quarter. Total expenses for the quarter were $1,324,213, resulting in net income of $3,489,497. The value of an individual Unit in the Partnership increased from $1,009.92 at June 30, 1996 to $1,094.57 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $2,214,136. During the first nine months, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in currency markets during February as a result of a sharp and sudden reversal in the previous downward move in the value of the Japanese yen and most European currencies. Additional currency losses were recorded from transactions involving the Canadian dollar throughout the first nine months of the year. Gains experienced from transactions involving the Australian dollar during the first half of the year more than offset losses experienced during the third quarter. Trading gains experienced from transactions involving the German mark relative to the U.S. dollar and other world currencies during April and July also helped to mitigate currency losses. In financial futures trading, losses were recorded as a result of short-term volatile movement in non-U.S. stock index futures prices during the first nine months of the year. In interest rate futures, gains experienced during the third quarter from long European and Australian bond futures positions more than offset losses recorded during the first half of the year in U.S. and Japanese interest rate futures trading. Smaller losses were recorded from trendless movement in coffee and cocoa futures prices throughout the year. A portion of the overall losses during the first nine months of the year was offset by gains from short aluminum futures positions as prices declined sharply during September. These gains, coupled with smaller profits from trading gold futures, more than offset losses experienced in silver and base metals during the first half of the year. These gains experienced during the third quarter in the energy markets from a strong upward trend in oil prices more than offset losses experienced from trading unleaded gas futures earlier in the year. Total expenses for the period were $4,162,613, resulting in a net loss of $1,948,477. The value of an individual Unit in the Partnership decreased from $1,129.51 at December 31, 1995 to $1,094.57 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $1,212,006. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S., Japanese and European bond futures trading.
In global stock index futures, a sharp reversal in the downward trend in the Japanese Nikkei Index during July resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses in this complex were recorded in Australian All Ordinaries Index futures as Australian stock prices remained in a short-term volatile range. Smaller losses were recorded in each of the metals, energy and soft commodities complexes as prices moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S.
dollar was evident until late September. Smaller Partnership gains were recorded in August from short positions in the British pound as its value declined relative to the U.S. dollar. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Total expenses for the period were $1,800,965, resulting in a net loss of $588,959. The value of an individual Unit in the Partnership decreased from $1,192.63 at June 30, 1995 to $1,180.26 at September 30, 1995.


For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $23,066,936. During the first nine months, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in financial futures between February and May as global bond prices trended higher. As a result, gains were recorded in Japanese, U.S., Australian and European interest rate futures. Additional gains within this complex were recorded from long positions in S&P 500 Index futures as domestic stock prices reached record highs.
In currency trading, gains were recorded as a result of trending movement in the value of the Japanese yen throughout the first nine months of the year and in major European currencies in the year's first quarter. Losses were experienced across a majority of global commodities, including metals, energies and soft commodities, as a result of trendless price movement for much of 1995. These losses offset a portion of the gains experienced in other complexes.
Total expenses for the period were $6,699,268, resulting in net income of $16,367,668. The value of an individual Unit in the Partnership increased from $926.77 at December 31, 1994 to $1,180.26 at September 30, 1995.

                                               PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                A)    Exhibits - None.


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




                                 DWFCM International Access Fund L.P.
                                       (Registrant)

                                 By: Demeter Management Corporation
                                       (General Partner)

November 7, 1996                 By:/s/ Patti L. Behnke
                                        Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.