Form 10-K/A
period 1997-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1997-04-22
CIK 914747

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

                              DWFCM INTERNATIONAL ACCESS FUND L.P.
                                    (Registrant)

                              BY:  Demeter Management Corporation,
                                    General Partner

March 31, 1997                BY: /s/ Mark J. Hawley
                                      Mark J. Hawley, Director and
                                      President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                     March 31, 1997
         Mark J. Hawley, Director and
           President

    /s/  Richard M. DeMartini                               March 31, 1997
         Richard M. DeMartini, Director
           and Chairman of the Board


    /s/  Lawrence Volpe                                     March 31, 1997
         Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                March 31, 1997
         Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                              March 31, 1997
         Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                              March 31, 1997
         Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                   March 31, 1997
         Robert E. Murray, Director


    /s/  Patti L. Behnke                                    March 31, 1997
         Patti L. Behnke, Chief Financial
           Officer and Principal Accounting
           Officer

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