Form 10-Q
period 1997-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1997-05-09
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-71654

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

                        March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1997 (Unaudited) and December 31, 1996 .....2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital
     for the Quarters Ended March 31, 1997 and 1996
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited).......6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.........12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................17-18

Item 6. Exhibits and Reports on Form 8-K.................19



              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                   March 31,     December 31,
                                                     1997           1996
                                                      $              $
                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                              48,087,411       44,917,336
 Net unrealized gain (loss) on open contracts        (974,234)         622,794

 Total Trading Equity                              47,113,177       45,540,130

Interest receivable (DWR)                             174,153          152,193
Due from DWR                                          102,773           38,526

 Total Assets                                      47,390,103       45,730,849

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                 300,946          649,420
 Accrued management fee (DWFCM)                      117,617          113,798
 Accrued administrative expenses                     114,943          100,120
 Accrued brokerage commissions (DWR)                 114,474           59,631
 Accrued transaction fees and costs                   11,240           13,426

 Total Liabilities                                   659,220          936,395


Partners' Capital

 Limited Partners (36,361.385 and
  37,433.592 Units, respectively)                 45,835,376       43,960,184
 General Partner (710.409 Units)                     895,507          834,270

 Total Partners' Capital                          46,730,883       44,794,454

  Total  Liabilities and Partners' Capital        47,390,103       45,730,849


NET ASSET VALUE PER UNIT                            1,260.55         1,174.35


        The accompanying footnotes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     5,772,900    (4,295,963)
    Net change in unrealized    (1,597,028)    1,002,500

      Total Trading Results      4,175,872    (3,293,463)

 Interest Income (DWR)             476,296       497,982

      Total Revenues             4,652,168    (2,795,481)


EXPENSES

 Brokerage commissions (DWR)       872,010     1,125,248
 Management fee (DWFCM)            372,673       375,083
 Transaction fees and costs         40,458        73,330
 Administrative expenses            24,000        22,000

      Total Expenses             1,309,141     1,595,661

NET INCOME (LOSS)                3,343,027    (4,391,142)


NET INCOME (LOSS) ALLOCATION

Limited Partners                 3,281,790    (4,324,431)
General Partner                     61,237       (66,711)

NET INCOME (LOSS) PER UNIT

Limited Partners                     86.20        (93.90)
General Partner                      86.20        (93.90)



        The accompanying footnotes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership   Limited      General
                          Interest   Partners      Partner      Total
Partners' Capital,
 December 31, 1995    47,493.963    $52,842,505     $802,414    $53,644,919

Net Loss                      -      (4,324,431)     (66,711)    (4,391,142)

Redemptions          (3,099.621)     (3,278,755)          -      (3,278,755)

Partners' Capital,
 March 31, 1996      44,394.342     $45,239,319     $735,703    $45,975,022




Partners' Capital,
 December 31, 1996   38,144.001     $43,960,184     $834,270    $44,794,454

Net Income                     -      3,281,790       61,237      3,343,027

Redemptions          (1,072.207)     (1,406,598)           -     (1,406,598)

Partners' Capital,
 March 31, 1997      37,071.794     $45,835,376     $895,507    $46,730,883




         The accompanying footnotes are an integral part of these financial statements.



              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                  For the Quarters Ended March 31,

                                                        1997            1996
                                                          $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     3,343,027      (4,391,142)
Noncash item included in net income (loss):
      Net change in unrealized                        1,597,028      (1,002,500)

(Increase) decrease in operating assets:
    Interest receivable (DWR)                           (21,960)         40,288
    Receivable from DWR                                 (64,247)        136,640

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)                        3,819         (19,827)
    Accrued administrative expenses                      14,823         (64,119)
    Accrued brokerage commissions (DWR)                  54,843         (86,385)
    Accrued transaction fees and costs                   (2,186)        (13,193)

Net cash provided by (used for) operating activities  4,925,147      (5,400,238)

CASH FLOWS FROM FINANCING ACTIVITIES

     Decrease in redemptions payable                   (348,474)      (377,827)
     Redemptions of units                            (1,406,598)    (3,278,755)

Net cash used for financing activities               (1,755,072)    (3,656,582)


Net increase (decrease) in cash                       3,170,075     (9,056,820)

Balance at beginning of period                       44,917,336     53,843,646

Balance at end of period                             48,087,411     44,786,826



        The accompanying footnotes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition.  The financial statements and  condensed  notes, herein should be read in conjunction  with the Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

DWFCM  International  Access Fund L.P. (the "Partnership")  is  a

limited partnership organized to engage in speculative trading of futures  contracts and forward contracts, and options on  futures

contracts   and   physical  commodities,  and   other   commodity

interests.  The  general partner for the Partnership  is  Demeter

Management Corporation ("Demeter").  The commodity broker is Dean

Witter Reynolds Inc. ("DWR").  The trading manager is Dean Witter

Futures & Currency Management Inc. ("DWFCM").  Demeter, DWFCM and

DWR  are wholly owned subsidiaries of Dean Witter, Discover & Co.

("DWD").

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange Traded Contracts
 Financial Futures:
   Commitments to Sell        119,598,000                  -
   Commodity Futures:
   Commitments to Purchase        932,000          4,997,000
   Commitments to Sell          7,975,000          6,129,000
 Foreign Futures:
   Commitments to Purchase     26,876,000         52,700,000
   Commitments to Sell        142,347,000         64,893,000
Off Exchange Traded
 Forward Currency Contracts
   Commitments to Purchase    162,243,000        181,503,000
   Commitments to Sell        192,120,000        205,068,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same date in the future.  These commitments are economically offset in the forward market until the settlement date.


The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statement of Financial Condition and totaled $(974,234)  and

$622,794  at  March 31, 1997 and December 31, 1996, respectively.

Of  the  $974,234 net unrealized loss on open contracts at  March

31,   1997,   $1,152,191   related  to  exchange-traded   futures

contracts.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and  $(2,126,425) related to off-exchange-traded forward currency contracts.  Of the $622,794 net unrealized gain on open contracts at December 31, 1996, $881,994 related to exchange-traded futures contracts  and $(259,200) related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997  and December 31, 1996, mature through  December

1997  and  June 1997, respectively.  Off-exchange-traded  forward currency contracts held at March 31, 1997 and December 31,  1996,

mature  through  May 1997 and February 1997,  respectively.   The

contract  amounts in the above table represent the  Partnership's extent  of  involvement  in  the particular  class  of  financial instrument,  but not the credit risk associated with counterparty

nonperformance.    The   credit  risk   associated   with   these

instruments   is  limited  to  the  amounts  reflected   in   the

Partnership's Statements of Financial Condition.


The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



in  value  settled  on  a  daily  basis.   DWR,  as  the  futures

commission  merchant for all of the Partnership's exchange-traded futures  contracts,  is required pursuant to regulations  of  the

Commodity  Futures Trading Commission to segregate from  its  own assets  and  for the sole benefit of its commodity customers  all funds  held  by  DWR  with  respect  to  exchange-traded  futures contracts including an amount equal to the net unrealized gain on all  open  futures contracts which funds totaled $49,239,602  and

$45,799,330   at   March  31,  1997  and   December   31,   1996,

respectively.  With respect to those off-exchange-traded  forward currency contracts, the Partnership is at risk to the ability  of

DWR, the sole counterparty on all such contracts, to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



                                               March 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                   1,972,000       52,271,000
  Commodity Futures                   2,407,000        8,101,018
  Foreign Futures                    97,570,000       56,160,000
Off-Exchange-Traded Forward
 Currency Contracts                 152,902,000      191,561,000

                                            December 1996
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  32,533,000       14,853,000
  Commodity Futures                   7,299,000        5,251,000
  Foreign Futures                   116,399,000       43,410,000
Off-Exchange-Traded Forward
 Currency Contracts                 261,668,000      261,020,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR, and are used by the

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



The   Partnership's  investment  in  commodity  futures   forward

contracts and other commodity interests may be illiquid.  If  the price  of  the  futures contract for a particular  commodity  has increased  or decreased by an amount equal to the "daily  limit",

positions  in  the commodity can neither be taken nor  liquidated unless traders are willing to effect trades at or within the
limit.   Commodity  futures prices have  occasionally  moved  the

daily  limit  for  several consecutive days  with  little  or  no

trading.   Such  market conditions could prevent the  Partnership

from promptly liquidating its commodity futures positions.



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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $4,652,168.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar versus  most  major

European  currencies  and the Japanese  yen  during  January  and

February.   Smaller  currency  gains  were  recorded  from  short

positions in the Spanish peseta, Swedish krona and Danish  krone.

A  portion  of these gains was offset by losses from transactions involving  the  British  pound,  as  well  as  the  Canadian  and

Australian  dollars, during March.  Gains were  recorded  in  the metals  markets from long base metals futures positions  as  zinc

and  copper  prices trended higher during the  quarter.   Smaller

gains were recorded in the metals markets from short gold futures positions as gold prices, which began trending lower during  late

1996,  continued  to trend lower in January.  A  portion  of  the

Partnership's overall gains for the first quarter was  offset  by losses  resulting  from  short-term volatile  price  movement  in global  interest rate and energy futures. Total expenses for  the period were $1,309,141, generating
net income of $3,343,027.  The value of an individual Unit in the

Partnership  increased from $1,174.35 at  December  31,  1996  to

$1,260.55 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total

trading  losses  net of interest income were $2,795,481.   During

the first quarter, the Partnership posted a decrease in Net Asset

Value  per  Unit.   The  most  significant  trading  losses  were

recorded  in  the  energy  markets.    In  January,  losses  were

experienced  from  long oil and gas futures positions  as  energy prices  reversed from a previous upward move.  Losses experienced in  February as oil and gas prices moved in a short-term volatile pattern  were mitigated in March as oil prices moved  higher  and long  positions  in crude, gas and heating oil futures  profited.

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

Partnership  decreased from $1,129.51 at  December  31,  1995  to

$1,035.61 at March 31, 1996.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM,  DWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"), certain limited partnership commodity pools  of  which

Demeter is the general partner, and certain trading advisors   to

those pools.  Similar purported class actions were also filed  on

September  18 and 20, 1996 in the Supreme Court of the  State  of

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

Parties.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                                DWFCM  International Access  Fund
                                  L.P. (Registrant)

                               By: Demeter Management Corporation
                                   (General Partner)

May 9,   1997                  By:   /s/  Patti L. Behnke
                                          Patti L. Behnke
                                         Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.