Form 10-K/A
period 1996-12-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1997-05-22
CIK 914747

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A
                                   AMENDMENT
[X]   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]
For the period ended December 31, 1996 or

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