Form 10-Q
period 1997-06-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1997-08-07
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-71654

                     DWFCM INTERNATIONAL ACCESS FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3700691
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                         June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996 .....2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................4

     Statements of Changes in Partners' Capital
     for the Six Months Ended June 30, 1997 and
     1996 (Unaudited).....................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................19-20

Item 5. Other Information................................20

Item 6. Exhibits and Reports on Form 8-K.................21



              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                             42,632,404       44,917,336
  Net  unrealized gain (loss) on open contracts    (584,126)    6
22,794

 Total Trading Equity             42,048,278       45,540,130

Interest receivable (DWR)            136,647          152,193
Due from DWR                          56,818           38,526

 Total Assets                     42,241,743       45,730,849

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                479,842           649,420
 Accrued brokerage commissions (DWR)131,000            59,631
 Accrued management fee (DWFCM)     104,865           113,798
 Accrued administrative expenses     99,659           100,120
 Accrued transaction fees and costs      8,249         13,426

 Total Liabilities                  823,615           936,395


Partners' Capital

 Limited Partners (33,932.407 and
  37,433.592 Units, respectively) 40,568,780       43,960,184
 General Partner (710.409 Units)     849,348          834,270

 Total Partners' Capital          41,418,128       44,794,454

 Total Liabilities and Partners' Capital42,241,743  45,730,849


NET ASSET VALUE PER UNIT            1,195.58         1,174.35

        The accompanying footnotes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                  (2,085,252)     2,071,257
    Net change in unrealized     390,108     (2,337,499)

      Total Trading Results   (1,695,144)      (266,242)

 Interest Income (DWR)           448,080          462,149

      Total Revenues          (1,247,064)            195,907


EXPENSES

 Brokerage commissions (DWR)    776,064         821,199
 Management fee (DWFCM)         320,038         337,944
 Transaction fees and costs      56,037          62,597
 Administrative expenses         24,000           21,000

      Total Expenses          1,176,139            1,242,740

NET LOSS                     (2,423,203)      (1,046,833)


NET LOSS ALLOCATION

         Limited         Partners                     (2,377,044)
(1,028,585)
                          General                         Partner
(46,159)                                             (18,248)

NET LOSS PER UNIT

                         Limited                         Partners
(64.97)                             (25.69)
                          General                         Partner
(64.97)                           (25.69)



        The accompanying footnotes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     3,687,648    (2,224,706)
    Net change in unrealized     (1,206,920) (1,334,999)

      Total Trading Results      2,480,728    (3,559,705)

 Interest Income (DWR)             924,376        960,131

      Total Revenues             3,405,104        (2,599,574)


EXPENSES

 Brokerage commissions (DWR)     1,648,074    1,946,447
 Management fee (DWFCM)            692,711      713,028
 Transaction fees and costs         96,495      135,925
 Administrative expenses            48,000       43,000

      Total Expenses             2,485,280         2,838,400

NET INCOME (LOSS)                  919,824    (5,437,974)


NET INCOME (LOSS) ALLOCATION

         Limited        Partners                          904,746
(5,353,016)
 General Partner                   15,078            (84,958)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
21.23                       (119.59)
                          General                         Partner
21.23                      (119.59)


        The accompanying footnotes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996





                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1995   47,493.963            $52,842,505           $802,414
$53,644,919

Net Loss                      -            (5,353,016)                (84,958)
(5,437,974)

Redemptions          (5,789.832)             (6,089,134)                      -
(6,089,134)

Partners' Capital,
 June 30, 1996       41,704.131            $41,400,355           $717,456
$42,117,811




Partners' Capital,
 December 31, 1996   38,144.001            $43,960,184           $834,270
$44,794,454

Net Income                     -            904,746              15,078
919,824

Redemptions         (3,501.185)             (4,296,150)                        -
(4,296,150)

Partners' Capital,
 June 30, 1997       34,642.816            $40,568,780           $849,348
$41,418,128







         The accompanying footnotes are an integral part of these financial statements.



              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net         income        (loss)                          919,824
(5,437,974)
Noncash item included in net income (loss):
      Net  change  in  unrealized       1,206,920               1
,334,999

(Increase) decrease in operating assets:
    Interest receivable (DWR)        15,546              48,186
    Due from DWR                     (18,292)            165,458

Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR) 71,369           (94,819)
    Accrued management fee (DWFCM)   (8,933)             (29,479)
          Accrued      administrative      expenses         (461)
(59,518)
       Accrued    transaction   fees    and    costs      (5,177)
99

Net  cash  provided  by (used for) operating  activities2,180,796
(4,073,048)

CASH FLOWS FROM FINANCING ACTIVITIES

     Decrease     in     redemptions     payable        (169,578)
(400,513)
       Redemptions      of      units                 (4,296,150)
(6,089,134)

Net  cash  used  for  financing  activities  (4,465,728)        (
6,489,647)


Net   decrease  in  cash              (2,284,932)               (
10,562,695)

Balance      at      beginning     of     period       44,917,336
53,843,646

Balance  at  end  of  period          42,632,404                4
3,280,951




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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

DWFCM  International  Access Fund L.P. (the "Partnership")  is  a

limited partnership organized to engage in speculative trading of futures  contracts and forward contracts, and options on  futures contracts and physical commodities, and other commodity interests

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is  Dean Witter Reynolds  Inc.  ("DWR").   The

trading  manager  is  Dean Witter Futures & Currency  Management,

Inc.   ("DWFCM").   Demeter,  DWFCM  and  DWR  are  wholly  owned

subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on current 13-week U.S.  Treasury

Bill  rates.  Brokerage expenses incurred by the Partnership  are paid to DWR.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Management  and  incentive fees incurred by the  Partnership  are paid to DWFCM.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices,  commodities, currencies,  petroleum  and precious  metals.  Futures and forwards represent  contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996 open contracts were:



                                  Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    113,009,000                  -
 Commodity Futures:
   Commitments to Purchase              -          4,997,000
   Commitments to Sell         22,263,000          6,129,000
 Foreign Futures:
   Commitments to Purchase    125,729,000         52,700,000
   Commitments to Sell         95,068,000         64,893,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    180,973,000        181,503,000
   Commitments to Sell        204,550,000        205,068,000

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


The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in Commodity futures trading accounts"

on  the  Statements of Financial Condition and totaled $(584,126)

and   $622,794   at  June  30,  1997  and  December   31,   1996,

respectively.  Of  the  $(584,126) net unrealized  loss  on  open contracts  at  June 30, 1997, $91,157 related to  exchange-traded futures  contracts  and $(675,283) related to off-exchange-traded forward currency contracts.  Of the $622,794 net unrealized  gain on  open  contracts  at December 31, 1996,  $881,994  related  to exchange-traded futures contracts and $(259,200) related to  off-

exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1997,  respectively. Off-exchange-traded  forward  currency contracts  held  at June 30, 1997 and December  31,  1996  mature through August 1997 and February 1997, respectively. The contract amounts in the above table represent the Partnership's extent  of involvement in the particular class of financial instrument, but

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



not  the credit risk associated with counterparty nonperformance.

The  credit risk associated with these instruments is limited  to

the   amounts  reflected  in  the  Partnership's  Statements   of

Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$42,723,561  and  $45,799,330 at June 30, 1997 and  December  31,

1996,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts be segregated.  With

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is  at risk to the ability  of  DWR,  the  sole counterparty on all such contracts, to perform.



For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  17,575,000       46,564,000
  Commodity Futures                   1,796,000        9,906,000
  Foreign Futures                    83,616,000       58,668,000
Off-Exchange-Traded Forward
 Currency Contracts                 157,742,000      186,835,000


                                         December 31, 1996
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


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following the sale, Carr became the counterparty on the

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional Units of Limited Partnership in the future will affect

the   amount  of  funds  available  for  investments  in  futures interests  in  subsequent periods.  As  redemptions  are  at  the discretion  of Limited Partners, it is not possible  to  estimate the amount and therefore the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  partnership's  total

trading  losses  net of interest income were $1,247,064.   During

the  second  quarter, the Partnership posted a  decrease  in  Net

Asset

Value  per  Unit.  Losses were recorded in the financial  futures markets  during April from short positions in U.S. interest  rate futures  as  prices moved higher late in the month.  This  upward price  move  resulted  in the Partnership establishing  new  long positions,  which  recorded additional losses in  May  as  prices finished  the  month lower.  Smaller losses were  recorded  as  a result of similar choppy price movement in European interest rate futures  during  April and May.  A portion of  these  losses  was offset  in  June from long global interest rate and  stock  index futures  positions  as  prices  in these  markets  moved  higher.

Trading  losses were also recorded in the energy markets  as  oil and gas prices moved in a choppy pattern throughout a majority of

the  quarter.   Additional trading losses were  recorded  in  the

metals  markets as most base metals futures prices,  particularly

aluminum, copper and nickel futures, moved in a narrow range.   A

portion  of these losses was offset by gains recorded  from  long

zinc   future   positions  during  June.   A   portion   of   the

Partnership's overall losses was offset by gains recorded in  the currency  markets  from transactions involving the  Japanese  yen during  April  and  June.  Additional gains  were  recorded  from transactions involving the Australian dollar, British  pound  and

German  mark during these same months.  Smaller gains  from  long coffee  futures position, as coffee prices trended higher  during

April  and  May, also helped to mitigate overall losses  for  the

quarter.    Total  expenses  for  the  quarter  were  $1,176,139,

resulting  in  a  net  loss  of  $2,423,203.   The  value  of  an

individual  Unit in the Partnership decreased from  $1,260.55  at

March 31, 1997 to $1,195.58 at June 30, 1997.

For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $3,405,104.

During  the first six months, the Partnership posted an  increase in  Net Asset Value per Unit.  The most significant trading gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar during  the  period

January  through  April.  Smaller currency  gains  were  recorded during  January and February from short positions in the  Spanish peseta, Swedish krona and Danish krone.  A portion of these gains was  offset  by  losses from transactions involving  the  British pound  and Canadian dollar during February, March and May.  Gains were  also recorded in soft commodities from long coffee  futures positions as coffee prices trended steadily higher during January and  February and again during April and May.  A majority of  the

Partnership's overall gains for the first half of the  year  were offset  by  losses in global interest rate futures as  prices  in these  markets  moved in a short-term volatile range  during  the period  January to April.  Losses were also recorded from trading energy  futures during the second quarter as oil and  gas  prices moved without consistent direction.  Smaller losses were recorded in  metals as base metals futures prices traded in a narrow range during the second quarter. One exception was zinc futures prices,

which increased during the first half of the year, thus resulting in gains from long positions.  Total expenses for the period were

$2,485,280, resulting in net income of $919,824.  The value of an individual  Unit in the Partnership increased from  $1,174.35  at

December 31, 1996 to $1,195.58 at June 30, 1997.

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

$1,035.61 at March 31, 1996 to $1,009.92 at June 30, 1996.



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

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"), certain limited partnership commodity pools  of  which

Demeter is the general partner, and certain trading advisors   to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions   filed   a  consolidated  amended  complaint.    Similar

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



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                                DWFCM  International Access  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August  7,  1997                 By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.