Form 10-Q
period 1997-09-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1997-11-07
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 5. Other Information.................................21

Item 6. Exhibits and Reports on Form 8-K..................22





              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               44,523,123     44,917,336
 Net unrealized gain on open contracts   2,670,838     622,794

 Total Trading Equity              47,193,961      45,540,130

Interest receivable (DWR)              150,432        152,193
Due from DWR                                -          38,526

 Total Assets                      47,344,393      45,730,849

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fees payable (DWFCM)        571,475             -
 Redemptions payable                  295,853         649,420
 Accrued administrative expenses      123,659         100,120
 Accrued management fees (DWFCM)      117,845         113,798
 Accrued brokerage commissions (DWR)    77,108         59,631
 Accrued transaction fees and costs        5,653       13,426

 Total Liabilities                  1,191,593         936,395


Partners' Capital

 Limited Partners (32,426.389 and
  37,433.592 Units, respectively)  45,163,345      43,960,184
 General Partner (710.409 Units)      989,455         834,270

 Total Partners' Capital           46,152,800      44,794,454

 Total Liabilities and Partners' Capital   47,344,393 45,730,849


NET ASSET VALUE PER UNIT             1,392.80         1,174.35


        The accompanying footnotes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit:
       Realized                          4,758,197        895,168
Net change in unrealized           3,254,964   3,478,803

      Total Trading Results        8,013,161   4,373,971

 Interest Income (DWR)               473,538     439,739

      Total Revenues               8,486,699   4,813,710


EXPENSES

 Brokerage commissions (DWR)         694,148     921,587
   Incentive  fee  (DWFCM)                 571,474              -
Management fee (DWFCM)               351,443     330,151
 Transaction fees and costs           44,535       49,475
 Administrative expenses              24,000      23,000

      Total Expenses               1,685,600   1,324,213

NET INCOME                         6,801,099   3,489,497


NET INCOME ALLOCATION

    Limited   Partners                    6,660,992     3,429,362
General Partner                      140,107       60,135

NET INCOME PER UNIT

Limited  Partners                   197.22    84.65
 General Partner                    197.22    84.65



        The accompanying footnotes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          8,445,844    (1,329,537)
Net change in unrealized           2,048,044   2,143,804

      Total Trading Results       10,493,888   814,267

 Interest Income (DWR)             1,397,914    1,399,869

      Total Revenues             11,891,802    2,214,136

EXPENSES

 Brokerage commissions (DWR)       2,342,222 2,868,035
 Management fees (DWFCM)           1,044,154 1,043,178
 Incentive fee (DWFCM)               571,475        -
 Transaction fees and costs          141,028   185,400
    Administrative expenses           72,000      66,000

      Total Expenses               4,170,879 4,162,613

NET INCOME (LOSS)            7,720,923  (1,948,477)


NET INCOME (LOSS) ALLOCATION

Limited Partners                         7,565,738   (1,923,654)
General Partner                            155,185      (24,823)


NET INCOME (LOSS) PER UNIT

Limited Partners                            218.45       (34.94)
General Partner                            218.45        (34.94)


        The accompanying footnotes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1995   47,493.963    $52,842,505     $802,414   $53,644,919

Net Loss                       -    (1,923,654)     (24,823)   (1,948,477)

Redemptions           (7,637.982)   (8,071,332)          -     (8,071,332)

Partners' Capital
 September 30, 1996   39,855.981   $42,847,519     $777,591   $43,625,110





Partners' Capital
 December 31, 1996   38,144.001    $43,960,184      $834,270  $44,794,454

Net Income                    -      7,565,738       155,185    7,720,923

Redemptions           (5,007.203)   (6,362,577)           -    (6,362,577)

Partners' Capital
 September 30, 1997   33,136.798   $45,163,345      $989,455  $46,152,800








         The accompanying footnotes are an integral part of these financial statements.



              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                                 7,720,923   (1,948,477)
Noncash item included in net income (loss):
      Net  change  in  unrealized                     (2,048,044) (2,143,804)

Decrease in operating assets:
    Interest receivable (DWR)                              1,761    54,252
    Due from DWR                                          38,526    83,701

Increase (decrease) in operating liabilities:
    Incentive fees payable (DWFCM)                       571,475        -
    Accrued administrative expenses                       23,539   (36,518)
    Accrued mangement fees (DWFCM)    4,047              (25,637)
        Accrued     brokerage    commissions    (DWR)      17,477  (62,145)
       Accrued    transaction   fees   and    costs       (7,773)  (14,233)

Net  cash  provided by (used for) operating activities  6,321,931  (4,092,861)


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in redemptions payable                     (353,567)  (293,122)
   Redemptions  of  units                             (6,362,577) <8,071,332)

Net  cash  used for   financing   activities    (6,716,144)  (8,364,454)


Net decrease  in  cash                 (394,213)     (12,457,315)

Balance at beginning of period        44,917,336   53,843,646

Balance at end of period               44,523,123      41,386,331



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

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

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

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition period of about four months, DWR will continue to

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996 open contracts were:

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                  Contract or Notional Amount
                           September 30, 1997   December 31, 1996
$                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase        501,000                  -
 Commodity Futures:
   Commitments to Purchase     25,593,000          4,997,000
   Commitments to Sell                  -          6,129,000
 Foreign Futures:
   Commitments to Purchase     58,007,000         52,700,000
   Commitments to Sell         17,234,000         64,893,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    109,700,000        181,503,000
   Commitments to Sell        108,933,000        205,068,000




A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $2,670,838 and

$622,794   at   September  30,  1997  and  December   31,   1996,

respectively.  Of  the  $2,670,838 net unrealized  gain  on  open contracts  at September 30, 1997, $1,374,037 related to exchange-

traded  futures contracts and $1,296,801 related to off-exchange-

traded   forward  currency  contracts.   Of  the   $622,794   net

unrealized

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




gain on open contracts at December 31, 1996, $881,994 related  to exchange-traded futures contracts and $(259,200) related to  off-

exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June  1997, respectively. Off-exchange-traded  forward currency  contracts held at September 30, 1997 and  December  31,

1996   mature   through   December  1997   and   February   1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument but, not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




its  own  assets  and  for  the sole  benefit  of  its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$45,878,626  and $45,799,330 at September 30, 1997  and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed Carr's obligations to the Partnership.



For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                        September 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  22,056,000       32,595,000
  Commodity Futures                   4,148,000        9,107,000
  Foreign Futures                    74,907,000       49,618,000
Off-Exchange-Traded Forward
 Currency Contracts                 147,148,000      183,703,000

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the partnership's total trading  revenues  including  interest  income  were  $8,486,699.

During  the third quarter, the Partnership posted a gain  in  Net

Asset

Value  per  Unit.   The most significant gains were  recorded  in

financial  futures  due primarily to an upward  trend  in  global

interest rate futures prices during July and September.   Smaller

profits  were recorded in global stock index futures  from  short

Nikkei  Index  futures and long Financial Times  Index  positions during the quarter.  In the currency markets, gains were recorded during July from short German mark positions as the value of  the

U.S. dollar increased versus the German mark.  During August, the value  of  the  German  mark increased versus  the  U.S.  dollar,

resulting  in losses for the Partnership. This upward price  move resulted in new long German mark positions, which profited during

September.   Additional  currency  gains   were   recorded   from

transactions  involving the Malaysian ringgit, Australian  dollar and Swedish krona.  In metals, gains were recorded from long zinc futures  during  July  and long silver futures  positions  during

September.   Gains were also recorded from short  copper  futures

positions  during  August  and  September.   Trading  losses   in

aluminum  futures during August offset a portion of these  gains.

In  the  energy  markets, gains recorded from  long  natural  gas positions as prices increased during August and September  offset losses from trading heating oil futures during September. In soft

commodities,  losses  were  recorded  from  long  cocoa   futures

positions as prices moved lower during July.  Total expenses  for

the   quarter  were  $1,685,600,  resulting  in  net  income   of

$6,801,099.   The value of an individual Unit in the  Partnership

increased  from  $1,195.58  at June  30,  1997  to  $1,392.80  at

September 30, 1997.

For  the  nine months ended September 30, 1997, the Partnership's

total   trading   revenues   including   interest   income   were

$11,891,802.  During  the  first  three-quarters  of  year,   the

Partnership posted a gain in Net Asset Value per Unit.  The  most significant  trading gains were recorded in the currency  markets as  a  result of a strengthening in the value of the U.S.  dollar relative  to  most  major currencies during  the  period  January

through  April.   Additional currency gains were recorded  during

the  third  quarter from transactions involving the German  mark,

Malaysian  ringgit,  Australian  dollar  and  Swedish  krona.   A

portion  of  these  gains was offset by losses from  transactions involving  the British pound and Canadian dollar during February,

March and May.  In financial futures, trading gains were recorded from short Nikkei and long Financial Times Index positions during

the  third  quarter.   In global interest rate  futures,  trading

gains recorded from an upward price trend in global interest rate futures  during  July and September more than offset  the  losses experienced as a result of short-term price volatility during the

first  four  months  of the year.   In metals, gains  experienced

from  long zinc futures positions in July and long silver futures positions in September more than offset losses recorded  as  base metals  futures prices traded in a narrow range during the second

quarter.   A portion of the Partnership's overall gains  for  the

first  nine months of the year was offset by losses from  trading energy  futures  as  oil and gas prices moved without  consistent direction  for  a  majority of the year.  One  exception  in  the energy  complex  was natural gas futures prices, which  increased during the third
quarter  thus  resulting in gains from long positions.   In  soft

commodities,  losses recorded from trading cocoa  futures  during the  third quarter offset profits recorded during the first  half of  the  year from long coffee futures positions.  Total expenses for  the  period  were $4,170,879, resulting  in  net  income  of

$7,720,923.   The value of an individual Unit in the  Partnership

increased  from  $1,174.35 at December 31, 1996 to  $1,392.80  at

September 30, 1997.



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

U.S.

dollar  and  other world currencies, and from short Japanese  yen positions  as  the  value of the Japanese yen  increased  sharply during  July.  Smaller losses were recorded as a result of trend-

less  price movement in cocoa and coffee futures throughout  most of  the quarter.  Total expenses for the quarter were $1,324,213,

resulting  in  net  income  of  $3,489,497.   The  value  of   an

individual  Unit in the Partnership increased from  $1,009.92  at

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

dollar  and  other world currencies during April  and  July  also

helped   to  mitigate  currency  losses.   In  financial  futures

trading,  losses were recorded as a result of short-term volatile movement
in  non-U.S.  stock index futures prices during  the  first  nine months  of the year.  In interest rate futures, gains experienced during  the third quarter from long European and Australian  bond futures  positions  more than offset losses recorded  during  the first half of the year in U.S. and Japanese interest rate futures trading.  Smaller losses were recorded from trendless movement in coffee  and cocoa futures prices throughout the year.  A  portion of  the  overall losses during the first nine months of the  year were  offset  by gains from short aluminum futures  positions  as prices  declined sharply during September.  These gains,  coupled with  smaller profits from trading gold futures, more than offset losses  experienced in silver and base metals  during  the  first half of the year.  Gains experienced during the third quarter  in the  energy markets from a strong upward trend in oil prices more than  offset losses experienced from trading unleaded gas futures

earlier  in  the  year.   Total  expenses  for  the  period  were

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


          (B)  Reports on Form 8-K - None.

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




                               DWFCM International Access Fund
                               L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   7,  1997                By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.