Form 10-K
period 1997-12-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1998-03-31
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the period ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $46,176,004.51 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

            DWFCM INTERNATIONAL ACCESS FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . .  .  .
1

Part I .

  Item 1. Business. . . . . . . . . . . . . . . . . . . . . . .  2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . 5-6

  Item 4. Submission of Matters to a Vote of Security Holders . .  6

Part II.

  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . . . .  7

  Item 6. Selected Financial Data . . . . . . . . . . . . . . . .  8

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . .  9-16

  Item 8. Financial Statements and Supplementary Data. . . . . .  16

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . .  16

Part III.

  Item10. Directors, Executive Officers, Promoters and
          Control Persons of the Registrant . . . . . . . .    17-21

  Item11. Executive Compensation . . . . . . . . . . . . . . . 21-22

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . .  22

  Item13. Certain Relationships and Related Transactions . . . .  22
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . . 23

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                          Part of Form
10-K
     Partnership's Registration Statement
     On Form S-1, File No. 33-71654.                I and IV

     December 31, 1997 Annual Report for
     the DWFCM International Access Fund L.P.            II and IV

















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

efforts"  basis by Dean Witter Reynolds Inc.  ("DWR").   The

Partnership's   general   partner  is   Demeter   Management

Corporation  ("Demeter"). DWR and Demeter  are  wholly-owned subsidiaries of Morgan Stanley, Dean Witter, Discover &  Co.

("MSDWD").  Through July 31, 1997, the sole commodity broker

for   the  Partnership's  transactions  was  DWR,   also   a

subsidiary of MSDWD.  On July 31, 1997, DWR closed the  sale of  its  institutional futures business and foreign currency

trading  operations  to  Carr  Futures,  Inc.  ("Carr"),   a

subsidiary of Credit Agricole Indosuez.  Following the sale,

Carr   became   the  clearing  commodity  broker   for   the

Partnership's  futures and futures options  trades  and  the counterparty on the Partnership's foreign currency trades. DWR serves as the non-clearing commodity broker for the  Partnerships with Carr providing all clearing  services for the Partnerships' transactions.

   The  Partnership commenced operations on March  3,  1994.

The  Partnership's net asset value per unit, as of  December

31,  1997  was $1,482.22, representing an increase of  26.21 percent  from  the net asset value per unit of $1,174.35  at

December 31, 1996.  For a more detailed description  of  the

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

&   Currency   Management  Inc.  ("DWFCM"),  a  wholly-owned

subsidiary  of MSDWD and an affiliate of DWR,  and  Demeter.

For  a  detailed description of the different facets of  the

Partnership's   business,  see   those   portions   of   the

Partnership's Prospectus, dated  February 3, 1994, filed  as part of the Registration Statement on Form S-1 ( File No. 33-

71654)  (the  "Prospectus") (see "Documents Incorporated  by

Reference" Page 1), set forth below.

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-10).

      2.  Commodities  Markets        2.   "The  Commodities
Markets"
                                      (Pages 62-69).

     3.  Partnership's  Trading     3.   "Trading  Policies"
(Page                                   Arrangements     and
58). "The Trading Manager"
       Policies                       (Pages 40-43).


       4.  Management  of  the  Part-   4.    "The  Management  Agree-
nership                                ments" (Pages 60-62).
                                       "The General Partner"
                                      (Pages 35-37) and
                                      "The Commodity Broker"
                                      (Pages 59-60). "The
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

     (d) Financial Information About Foreign and Domestic Operations and
         Export Sales.

        The Partnership has not engaged in any operations in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where  foreign banks are the contracting party, and  futures contracts on foreign exchanges.

Item 2.  PROPERTIES

      The  executive and administrative offices are  located

within the offices of DWR.  The DWR offices utilized by  the

Partnership  are  located at Two World  Trade  Center,  62nd

Floor, New York, NY 10048.

Item 3.  LEGAL PROCEEDINGS

      On  September 6, 10, and 20, 1996, and  on  March  13,

1977,  similar  purported class actions were  filed  in  the

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

June  16, 1997, the plaintiffs in the above actions filed  a

consolidated  amended  complaint,  alleging,   among   other

things,   that  the  defendants  committed  fraud,   deceit,

negligent  misrepresentation,  various  violations  of   the

California  Corporations  Code,  intentional  and  negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity

pools.   Similar purported class actions were also filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of New York, New York County, and on November

14, 1996 in the Superior Court of the State of Delaware, New

Castle  County, against the Dean Witter Parties and  certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by  DWR.  A consolidated and amended complaint in the action pending  in the  Supreme  Court of the State of New York  was  filed  on

August  13,  1997,  alleging that the  defendants  committed

fraud,    breach   of   fiduciary   duty,   and    negligent

misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.    The   complaints    seek

unspecified amounts of compensatory and punitive damages and

other  relief.   It  is  possible  that  additional  similar

actions  may  be  filed and that, in  the  course  of  these

actions,  other  parties could be added as defendants.   The

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 3,839.  No distributions have been made by the

Partnership  since it commenced trading operations.  Demeter has  sole discretion to decide what distributions,  if  any,

shall   be  made  to  investors  in  the  Partnership.    No

determination has yet been made as to future distributions.


Item 6.  SELECTED FINANCIAL DATA (in dollars)




For the
                                                               Period from
                                                              March 3, 1994
(commencement of
                            For the Years Ended December 31,       operations
to
                                    1997             1996           1995
December 31, 1994

Total Revenues
(including    interest)       16,257,872       6,553,585      22,294,669
(239,216)


Net   Income   (Loss)          10,627,032       1,278,934     13,807,092
(5,561,597)


Net Income (Loss)
Per Unit (Limited
&   General   Partners)           307.87            44.84         202.74
(73.23)


Total   Assets              48,991,106      45,730,849        55,136,973
61,279,429


Total Limited
Partners'  Capital                 46,949,644  43,960,184     52,842,505
59,707,586


Net Asset Value Per
Unit of Limited
Partnership Interest               1,482.22    1,174.35         1,129.51
926.77



Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are on deposit in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  in  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into  off-exchange contracts with a counterparty,  the  sole recourse  of the Partnership will be the clearinghouse,  the exchange  member or the off-exchange contract  counterparty,

as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter  deals  with  these  credit  risks   of   all

partnership's  for  which it serves as  General  Partner  in several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount  of  its unrealized gains at each exchange,  if  any.

The  Commodity Brokers inform each partnership, as with  all their customers, of its net margin requirements for all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has installed a system which permits it to monitor each partnership's
potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options and forward contracts) in each
partnership's  account.   As of December  31,  1997,  Credit

Agricole Indosuez' total capital was over $3.25 billion  and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount  and therefore the  impact  of  future redemptions.

      Results of Operations.   As of December 31, 1997,  the

Partnership's total capital was $48,002,629, an increase  of

$3,208,175   from   the  Partnership's  total   capital   of

$44,794,454, at December 31, 1996.  For
the  year ended December 31, 1997, the Partnership generated net  income  of $10,672,032 and total redemptions aggregated

$7,418,857.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues, including  interest  income,  were

$16,257,872.  The Partnership's total expenses for the  year were  $5,630,840,  resulting in net income  of  $10,627,032.

The value of an individual unit in the Partnership increased from $1,174.35 at December 31, 1996 to $1,482.22 at December

31, 1997.

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated

by reference in this Form 10-K.  The Partnership's gains and losses  are allocated among its Limited Partners for  income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD

and  is  an  affiliate  of DWR and DWFCM.   MSDWD,  DWR  and

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

Stock  Exchange,  the  Chicago Board Options  Exchange,  and

other major securities
exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman of the  Board

and a Director of Demeter.  Mr. DeMartini is also Chairman of the

Board and a Director of Dean Witter Futures & Currency Management

Inc.  ("DWFCM").  Mr. DeMartini is president and chief  operating

officer  of  MSDWD's Individual Asset Management Group.   He  was

named to this position in May of 1997 and is responsible for Dean

Witter  InterCapital,  Van  Kampen  American  Capital,  insurance services,  managed  futures,  unit trust,  investment  consulting services,  Dean  Witter Realty, and NOVUS Financial  Corporation.

Mr.  DeMartini is a member of the MSDWD management  committee,  a director of the InterCapital funds, a trustee of the TCW/DW funds and  a  trustee  of  the Van Kampen American Capital  and  Morgan

Stanley retail funds.  Mr. DeMartini has been with Dean

Witter  his entire career, joining the firm in 1975 as an account executive.  He served as a branch manager, regional director  and national  sales  director, before being appointed  president  and

chief operating officer of the Dean Witter Consumer Markets.   In

1988 he was named president and chief operating officer of Sears'

Consumer Banking Division and in January 1989 he became president

and   chief  operating  officer  of  Dean  Witter  Capital.   Mr.

DeMartini has served as chairman of the board of the Nasdaq Stock

Market,  Inc.  and  vice chairman of the board  of  the  National

Association  of  Securities  Dealers,  Inc.   A  native  of   San

Francisco,  Mr. DeMartini holds a bachelor's degree in  marketing from San Diego State University.

      Mark  J.  Hawley, age 54, is President and  a  Director  of

Demeter.   Mr. Hawley is also President and a Director of  DWFCM.

Mr.  Hawley joined DWR in February 1989 as Senior Vice  President and  is  currently the Executive Vice President and  Director  of

DWR's  Managed Futures Department.  From 1978 to 1989, Mr. Hawley

was  a  member  of  the senior management team at  Heinold  Asset

Management,  Inc., a CPO, and was responsible for  a  variety  of projects in public futures funds.  From 1972 to 1978, Mr.  Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Company.

      Lawrence Volpe, age 50, is a Director of Demeter and DWFCM.

Mr. Volpe joined DWR as a Senior Vice President and Controller in

September  1983, and currently holds those positions.  From  July

1979  to  September 1983, he was associated with  E.F.  Hutton  &

Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller.

From 1970 to July 1979, he was associated with Arthur Anderson  &

Co.  and  prior to his departure served as audit manager  in  the financial services division.

      Joseph  G.  Siniscalchi, age 52, is a Director of  Demeter.

Mr.  Siniscalchi  joined  DWR  in  July  1984  as  a  First  Vice

President, Director of General Accounting and served as a  Senior

Vice  President  and  Controller for  DWR's  Securities  division

through  1997.   He  is currently Executive  Vice  President  and

Director  of the Operations Division of DWR.  From February  1980

to  July 1984, Mr. Siniscalchi was Director of Internal Audit  at

Lehman Brothers Kuhn Loeb, Inc.

      Edward  C. Oelsner, III, age 55, is a Director of  Demeter.

Mr. Oelsner is currently an Executive Vice President and head  of the  Product Development Group at Dean Witter InterCapital  Inc.,

an  affiliate  of  DWR.  Mr. Oelsner joined  DWR  in  1981  as  a

Managing   Director   in  DWR's  Investment  Banking   Department

specializing   in   coverage   of   regulated   industries   and,

subsequently,  served as head of the DWR Retail  Products  Group.

Prior  to  joining DWR, Mr. Oelsner held positions at  The  First

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of Demeter.   Mr.

Murray  is  also a Director of DWFCM.  Mr. Murray is currently  a

Senior Vice President of DWR's

Managed  Futures  Department  and is  the  Senior  Administrative

Officer of DWFCM. Mr. Murray began his career at DWR in 1984  and is  currently the Director of Product Development for the Managed

Futures  Department.  He is responsible for the  development  and maintenance of the proprietary Fund Management System utilized by

DWFCM and Demeter in organizing information and producing reports for monitoring clients' accounts.  Mr. Murray currently serves as

a   Director  of  the  Managed  Funds  Association.   Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.

      Patti  L.  Behnke,  age  37, is Vice  President  and  Chief

Financial  Officer of Demeter.  Ms. Behnke joined  DWR  in  April

1991  as Assistant Vice President of Financial Reporting  and  is

currently  a  First  Vice  President and  Director  of  Financial

Reporting and Managed Futures Accounting in the Individual  Asset

Management  Group.   Prior  to  joining  DWR,  Ms.  Behnke   held

positions of increasing responsibility at L.F. Rothschild  &  Co.

and Carteret Savings Bank.  Ms. Behnke began her career at Arthur

Anderson & Co., where she was employed in the audit division from

1982-1986.   She is a member of the AICPA and the New York  State

Society of Certified Public Accountants.

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

Item 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners -

As  of December 31, 1997, there were no persons known to  be beneficial  owners of more than 5 percent of  the  Units  of

Limited Partnership Interest in the Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter  owned  710.409 Units of General  Partnership

Interest  representing  a  2.19  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form  10-K.   In  its  capacity as the Partnership's  retail

commodity   broker,   DWR   received   commodity   brokerage

commissions  (paid  and  accrued  by  the  Partnership)   of

$2,944,705  for the year ended December 31,  1997.   In  its

capacity   as  the  Partnership's  trading  manager,   DWFCM

received management fees of $1,393,730 and incentive fees of

$1,009,675 for the year ended December 31, 1997.

                             PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a)  1. Listing of Financial Statements

      The  following  financial  statements  and  report  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual   Report   to   Partners,   are

incorporated by reference in this Form 10-K:

      -     Report  of  Deloitte & Touche  LLP,  independent
auditors, for the             years ended December 31, 1997,
1996 and 1995.

          -     Statements  of  Financial  Condition  as  of
          December 31, 1997
               and December 31, 1996.

          -      Statements   of  Operations,   Changes   in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          -    Notes to Financial Statements.

      With  exception of the aforementioned information  and

the  information incorporated in Items 7, 8 and 13, the 1997

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

                                              DWFCM INTERNATIONAL
                         ACCESS FUND L.P.

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                   March
24, 1998
        Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX





      ITEM                                                 METHOD
OF FILING

 -3. Limited Partnership Agreement of
     the Partnership, dated as of
     March 1, 1994.                                   (1)

-10.                                                  Form of the
Management Agreements among
     the Partnership, Demeter Management              (2)
     Corporation and DWFCM (the Trading
     Advisor) dated as of March 1, 1994.

-10. Customer Agreement Between the
     Partnership and Dean Witter
     Reynolds Inc., dated as of                       (3)
     March 1, 1994.

-13. December 31, 1997 Annual Report to Limited Partners.   (4)


(1)
     Incorporated  by reference to Exhibit 3.01 and Exhibit  3.02 of  the  Partnership's Registration Statement  on  Form  S-1
     (File No. 33-71654).

(2)
     Incorporated   by  reference  to  Exhibit   10.02   of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     33-71654).

(3)
     Incorporated   by  reference  to  Exhibit   10.01   of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     33-71654).

(4)                                                         Filed
     herewith.

International
Access
Fund


December 31, 1997
Annual Report

                                                        [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DWFCM INTERNATIONAL ACCESS FUND L.P.
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the fourth annual report for the DWFCM International Access Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,174.35 and increased in value by 26.2% to close the year at a Net Asset Value of $1,482.22. Since its inception in March of 1994, the Fund has increased by 48.2% (a compound annual return of 10.8%).

Gains were recorded during January as a result of a strengthening in the value of the U.S. dollar versus most world currencies. Additional gains were recorded in the metals markets from short gold futures positions as gold prices, which began to move lower in December 1996, continued to decline. In February, gains were recorded in currencies as the value of the U.S. dollar continued to strengthen relative to most global currencies. Gains were also recorded in the energy markets from short positions as gas and oil prices moved lower. March's performance resulted in a portion of previous months' profits being given back as many of the markets that produced gains in January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher. Additional losses were recorded in the energy and financial futures markets as prices in these markets moved in a choppy pattern.

Losses were experienced during April as the difficult trading environment that began in March continued. The most significant losses were recorded in the financial futures markets as domestic bond prices rallied higher late in the month after showing signs of trending lower previously. Small losses were recorded during May as profits in soft commodities and financial futures were more than offset by losses in the energy and currency markets. During June, profits were recorded from long global interest rate and stock index futures positions as prices in these markets moved higher. Additional gains were recorded in the currency markets from long Japanese yen positions as the yen's value increased relative to the U.S. dollar.

During July, significant profits were recorded from long positions in global interest rate futures as U.S., Australian, European and Japanese interest rate futures prices trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened relative to the German mark. During August, a sharp trend reversal in global interest rate futures prices resulted in a giveback of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after decreasing previously. A strong upward move in international interest rate futures prices during September resulted in gains for the Fund's long positions. Additional gains were recorded from short Nikkei index futures positions as Japanese equity prices moved lower. In currency trading, gains were recorded from long German mark positions as their value moved higher versus the U.S. dollar and from short Malaysian ringgit positions as their value decreased relative to the U.S. dollar.

A sharp trend reversal in international interest rate futures prices during October resulted in a give-back of a portion of September's profits. Additional losses were recorded as a result of short-term volatility in domestic bond and stock index futures throughout a majority of the month.

During November and December, profits were recorded in the currency markets from short Japanese yen positions as the value of the yen decreased relative to the U.S. dollar and other world currencies amid concerns over the stability of the Asian economy. Additional profits were recorded from short gold futures positions as gold prices declined to their lowest level in over twelve years.

1997 was the third consecutive strong year for the Fund as profits were recorded from sustained price movements in the currency markets during January and February and then again in November and December from short Japanese yen positions as the value of the U.S. dollar increased versus the yen. Additional gains were also recorded from long global interest rate futures positions during June and July. Looking ahead, we remain confident in DWFCM's time tested methodology and in its ability to profit over long-term periods.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DWFCM INTERNATIONAL ACCESS FUND L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of DWFCM International Access Fund L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DWFCM International Access Fund L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
New York, New York

DWFCM INTERNATIONAL ACCESS FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ---------------------
                                                       1997       1996
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                               43,146,223 44,917,336
 Net unrealized gain on open contracts               5,689,588    622,794
                                                    ---------- ----------
 Total Trading Equity                               48,835,811 45,540,130
Interest receivable (DWR)                              155,295    152,193
Due from DWR                                               --      38,526
                                                    ---------- ----------
 Total Assets                                       48,991,106 45,730,849
                                                    ========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Incentive fee payable (DWFCM)                         437,418        --
 Redemptions payable                                   343,450    649,420
 Accrued management fee (DWFCM)                        122,264    113,798
 Accrued administrative expenses                        85,345    100,120
 Accrued brokerage commissions (DWR)                       --      59,631
 Accrued transaction fees and costs                        --      13,426
                                                    ---------- ----------
 Total Liabilities                                     988,477    936,395
                                                    ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (31,675.130 and 37,433.592 Units,
   respectively)                                    46,949,644 43,960,184
 General Partner (710.409 Units)                     1,052,985    834,270
                                                    ---------- ----------
 Total Partners' Capital                            48,002,629 44,794,454
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            48,991,106 45,730,849
                                                    ========== ==========
NET ASSET VALUE PER UNIT                              1,482.22   1,174.35
                                                    ========== ==========

   The accompanying notes are an integral part of these financial statements.

DWFCM INTERNATIONAL ACCESS FUND L.P.
STATEMENTS OF OPERATIONS

                                      FOR THE YEARS
                                          ENDED
                                      DECEMBER 31,
                             --------------------------------
                                1997      1996        1995
                             ---------- ---------  ----------
                                 $          $          $
REVENUES
Trading Profit (Loss):
 Realized                     9,351,615 5,018,781  22,979,666
 Net change in unrealized     5,066,794  (307,152) (3,418,005)
                             ---------- ---------  ----------
 Total Trading Results       14,418,409 4,711,629  19,561,661
Interest income (DWR)         1,839,463 1,841,956   2,733,008
                             ---------- ---------  ----------
 Total Revenues              16,257,872 6,553,585  22,294,669
                             ---------- ---------  ----------
EXPENSES
Brokerage commissions (DWR)   2,944,705 3,548,366   4,994,346
Management fees (DWFCM)       1,393,730 1,401,716   1,856,924
Incentive fees (DWFCM)        1,009,675       --    1,170,066
Transaction fees and costs      186,730   232,569     386,241
Administrative expenses          96,000    92,000      80,000
                             ---------- ---------  ----------
 Total Expenses               5,630,840 5,274,651   8,487,577
                             ---------- ---------  ----------
NET INCOME                   10,627,032 1,278,934  13,807,092
                             ========== =========  ==========
NET INCOME ALLOCATION:
Limited Partners             10,408,317 1,247,078  13,663,064
General Partner                 218,715    31,856     144,028
NET INCOME PER UNIT:
Limited Partners                 307.87     44.84      202.74
General Partner                  307.87     44.84      202.74

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
Partners' Capital, December
31, 1994                      65,135.840   59,707,586    658,386  60,365,972
Net Income                           --    13,663,064    144,028  13,807,092
Redemptions                  (17,641.877) (20,528,145)       --  (20,528,145)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1995             47,493.963   52,842,505    802,414  53,644,919
Net Income                           --     1,247,078     31,856   1,278,934
Redemptions                   (9,349.962) (10,129,399)       --  (10,129,399)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1996                      38,144.001   43,960,184    834,270  44,794,454
Net Income                           --    10,408,317    218,715  10,627,032
Redemptions                   (5,758.462)  (7,418,857)       --   (7,418,857)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1997             32,385.539   46,949,644  1,052,985  48,002,629
                             ===========  ===========  ========= ===========

   The accompanying notes are an integral part of these financial statements.

DWFCM INTERNATIONAL ACCESS FUND L.P.
STATEMENTS OF CASH FLOWS

                                                  FOR THE YEARS
                                                      ENDED
                                                   DECEMBER 31,
                                        ------------------------------------
                                           1997        1996         1995
                                        ----------  -----------  -----------
                                            $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                              10,627,032    1,278,934   13,807,092
Noncash item included in net income:
 Net change in unrealized               (5,066,794)     307,152    3,418,005
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                  (3,102)      45,730       38,546
 Due from DWR                               38,526      126,932       12,912
Increase (decrease) in operating
  liabilities:
 Incentive fee payable (DWFCM)             437,418          --           --
 Accrued management fee (DWFCM)              8,466      (22,889)     (15,724)
 Accrued administrative
   expenses                                (14,775)     (47,654)      65,774
 Accrued brokerage commissions (DWR)       (59,631)     (67,218)      75,769
 Accrued transaction fees and costs        (13,426)      (8,684)      18,608
                                        ----------  -----------  -----------
Net cash provided by operating
  activities                             5,953,714    1,612,303   17,420,982
                                        ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                 (305,970)    (409,214)     434,170
Redemptions of Units                    (7,418,857) (10,129,399) (20,528,145)
                                        ----------  -----------  -----------
Net cash used for financing activities  (7,724,827) (10,538,613) (20,093,975)
                                        ----------  -----------  -----------
Net decrease in cash                    (1,771,113)  (8,926,310)  (2,672,993)
Balance at beginning of period          44,917,336   53,843,646   56,516,639
                                        ----------  -----------  -----------
Balance at end of period                43,146,223   44,917,336   53,843,646
                                        ==========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--DWFCM International Access Fund L.P. (the "Partnership") is a limited partnership organized to engage in speculative trading of futures contracts, forward contracts, and options on futures contracts and physical commodities, and other commodity interests. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At the time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

The Trading Manager is Dean Witter Futures & Currency Management Inc.
("DWFCM").

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as a non-clearing commodity broker for the Partnership with Carr providing all clearing services for Partnership transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and other commodity interests are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. For purposes of such interest

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transactions fees and costs are accrued on a half-turn basis. Prior to September 1, 1996, brokerage commissions were capped at 3/4 of 1% per month of the Partnership's adjusted month-end Net Assets as defined in the Limited Partnership Agreement. Transactions fees and costs were accrued on a half-turn basis to a maximum of 1/12 of 1% per month of the Partnership's adjusted month-end Net Assets.

Effective September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership have been capped at 13/20 of 1% per month of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement).

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, legal, auditing, accounting, mailing, printing and other incidental expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month, upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

Under its Customer Agreement with DWR, the Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The Partnership pays a monthly management fee equal to 1/4 of 1% of the Partnership's adjusted Net Assets, as defined, as of the last day of each month.

INCENTIVE FEE--The Partnership will pay a quarterly incentive fee equal to 15% of the "Trading Profits", as defined, earned by the Partnership as of the end of each calendar quarter. If the trading advisor has experienced "Trading Losses" with respect to its allocated Net Assets at the time of any supplemental closing, the trading advisor must earn back such losses plus a pro rata amount related to the funds allocated to the trading advisor at such supplemental closing before the trading advisor is eligible for an incentive fee. Such incentive fee is accrued in each month in which "Trading Profits" occur. In those months in which "Trading Profits" are negative, previous accruals, if any, during the incentive period will be reduced. In those instances, in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid to such advisor on those redemptions in the month of such redemptions.

3. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities,

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1997          1996
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase    18,689,000           --
Commodity Futures:
 Commitments to Purchase     1,916,000     4,997,000
 Commitments to Sell        15,338,000     6,129,000
Foreign Futures:
 Commitments to Purchase    53,487,000    52,700,000
 Commitments to Sell        20,289,000    64,893,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase   109,180,000   181,503,000
 Commitments to Sell       205,569,000   205,068,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $5,689,588 and $622,794 at December 31, 1997 and 1996,
respectively.

Of the $5,689,588 net unrealized gain on open contracts at December 31, 1997, $995,339 related to exchange-traded futures contracts and $4,694,249 related to off-exchange-traded forward currency contracts.

Of the $622,794 net unrealized gain on open contracts at December 31, 1996, $881,994 related to exchange-traded futures contracts and $(259,200) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through April 1998 and February 1997, respectively.

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $44,141,562 and $45,799,330 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               18,852,000  25,164,000
 Commodity Futures                                3,726,000   9,818,000
 Foreign Futures                                 65,551,000  41,413,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  156,224,000 189,458,000

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               32,533,000  14,853,000
 Commodity Futures                                7,299,000   5,251,000
 Foreign Futures                                116,399,000  43,410,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  261,668,000 261,020,000

4. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate

DWFCM INTERNATIONAL ACCESS FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148