Form 10-Q
period 1998-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1998-05-14
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-71654

                     DWFCM INTERNATIONAL ACCESS FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3700691
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                        March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1998 (Unaudited) and December 31, 1997 .....2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital
     for the Quarters Ended March 31, 1998 and 1997
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-14


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................15-16

Item 6. Exhibits and Reports on Form 8-K..................17










                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             47,337,872       43,146,223
 Net unrealized gain (loss) on open contracts      (1,964,289)      5,689,588

 Total Trading Equity             45,373,583       48,835,811

Interest receivable (DWR)            158,334          155,295

 Total Assets                     45,531,917       48,991,106

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 668,479          343,450
 Accrued management fee (DWFCM)       113,566         122,264
 Accrued administrative expenses      105,345          85,345
 Incentive fee payable (DWFCM)          -            437,418

 Total Liabilities                   887,390          988,477


Partners' Capital

 Limited Partners (30,825.213 and
  31,675.130 Units, respectively) 43,638,811       46,949,644
 General Partner (710.409 Units)   1,005,716        1,052,985

 Total Partners' Capital          44,644,527       48,002,629

 Total Liabilities and Partners' Capital  45,531,917  48,991,106


NET ASSET VALUE PER UNIT           1,415.69          1,482.22

        The accompanying footnotes are an integral part of these financial statements.

<pae>

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     6,024,165    5,772,900
    Net change in unrealized     (7,653,877)  (1,597,028)

      Total Trading Results      (1,629,712)  4,175,872

 Interest Income (DWR)             459,165       476,296

      Total Revenues             (1,170,547)  4,652,168


EXPENSES

 Brokerage commissions (DWR)        560,939     872,010
 Management fee (DWFCM)              346,978    372,673
 Transaction fees and costs           47,079     40,458
 Administrative expenses              20,000     24,000

      Total Expenses                 974,996  1,309,141

NET INCOME (LOSS)                (2,145,543)  3,343,027


NET INCOME (LOSS) ALLOCATION

        Limited        Partners                       (2,098,274)
3,281,790
                          General                         Partner
(47,269)                       61,237

NET INCOME (LOSS) PER UNIT

        Limited        Partners                           (66.53)
86.20
                          General                         Partner
(66.53)                        86.20



        The accompanying footnotes are an integral part of these financial statements.

<pae>

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996   38,144.001            $43,960,184           $834,270
$44,794,454

Net Income             -                   3,281,790             61,237
3,343,027

Redemptions           (1,072.207)           (1,406,598)                     -
(1,406,598)

Partners' Capital,
 March 31, 1997      37,071.794            $45,835,376           $895,507
$46,730,883




Partners' Capital
   December 31, 1997 32,385.539            $46,949,644           $1,052,985
$48,002,629

Net Loss              -                    (2,098,274)           (47,269)
(2,145,543)

Redemptions             (849.917)            (1,212,559)                  -
(1,212,559)

Partners' Capital
   March 31, 1998      31,535.622          $43,638,811           $1,005,716
$44,644,527









         The accompanying footnotes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998           1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  (2,145,543)              3
,343,027
Noncash item included in net income (loss):
      Net  change  in  unrealized       7,653,877               1
,597,028

Increase in operating assets:
    Interest receivable (DWR)         (3,039)            (21,960)
    Due from DWR                     -                   (64,247)

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)    (8,698)            3,819
    Accrued administrative expenses  20,000              14,823
    Incentive fee payable           (437,418)            -
    Accrued brokerage commissions (DWR)-                 54,843
       Accrued   transaction   fees   and    costs              -
(2,186)

Net  cash  provided  by  operating  activities   5,079,179      4
,925,147

CASH FLOWS FROM FINANCING ACTIVITIES

Increase   (decrease)  in  redemptions  payable325,029          (
348,474)
Redemptions   of  units                (1,212,559)              (
1,406,598)

Net  cash  used  for  financing  activities      (887,530)      (
1,755,072)

Net   increase  in  cash               4,191,649                3
,170,075

Balance  at  beginning  of  period    43,146,223                4
4,917,336

Balance  at  end  of  period          47,337,872                4
8,087,411




        The accompanying footnotes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of  DWFCM  International

Access  Fund L.P. (the "Partnership").  The financial  statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

DWFCM  International  Access Fund L.P. is a  limited  partnership organized  to engage in speculative trading of futures  contracts and  forward contracts, options on futures contracts and physical commodities,  and other commodity interests. The general  partner

for   the   Partnership   is   Demeter   Management   Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds Inc. ("DWR"), with an unaffiliated broker, Carr Futures,

Inc.  ("Carr"),  providing clearing and execution  services.  The trading manager is Dean Witter Futures & Currency Management Inc.

("DWFCM").   Demeter, DWR and DWFCM are wholly-owned subsidiaries

of Morgan Stanley Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury Bill rates.  Brokerage expenses incurred by the

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Partnership are paid to DWR.  Management and incentive  fees  (if any) incurred by the Partnership are paid to DWFCM.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                                  Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      6,108,000         18,689,000
   Commitments to Sell         42,154,000                  -
 Commodity Futures:
   Commitments to Purchase      3,026,000          1,916,000
   Commitments to Sell                  -         15,338,000
 Foreign Futures:
   Commitments to Purchase     46,830,000         53,487,000
   Commitments to Sell         20,775,000         20,289,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    181,027,000        109,180,000
   Commitments to Sell        211,781,000        205,569,000

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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statements  of Financial Condition and totaled  $(1,964,289)

and   $5,689,588  at  March  31,  1998  and  December  31,  1997,

respectively.



Of  the  $(1,964,289) net unrealized loss on  open  contracts  at

March  31,  1998,  $(266,443) related to exchange-traded  futures contracts and $(1,697,846) related to off-exchange-traded forward currency contracts.



Of  the  $5,689,588  net unrealized gain  on  open  contracts  at

December  31,  1997, $995,339 related to exchange-traded  futures contracts  and $4,694,249 related to off-exchange-traded  forward currency contracts.




Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1998  and December 31, 1997, mature through  December

1998 and

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




March  1998, respectively.  Off-exchange-traded forward  currency contracts  held  at March 31, 1998 and December 31,  1997  mature through July 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.




The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR and  Carr,  as the  futures  commission merchants for all of  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures contracts including an amount  equal  to the  net  unrealized  gain (loss) on all open  futures  contracts which funds totaled $47,071,429 and $44,141,562 at March 31, 1998

and

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




December   31,   1997,   respectively.  With   respect   to   the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized

gain  (loss)  on  open  forward contracts  be  segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole Indosuez, has guaranteed Carr's  obligations  to the Partnership.



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                             March 1998
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  22,824,000       10,539,000
  Commodity Futures                   1,236,000        5,700,000
  Foreign Futures                    52,707,000       21,950,000
Off-Exchange-Traded Forward
 Currency Contracts                 162,091,000      216,833,000

                                           December 1997
                                       Assets        Liabilities
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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading losses net of interest income were $1,170,547. During the first  quarter, the Partnership posted a loss in Net Asset  Value per  Unit.  The most significant losses were recorded in currency markets  due  primarily to short-term volatility  caused  by  the

economic  instability  in  the Far  East.   During  January,  the

previous  upward  trend in the value of the U.S. dollar  reversed lower in response to the Japanese government's proposed economic
stimulus   package.   This  reversal  resulted  in   losses   for

previously  established short Japanese yen positions.  Additional currency losses were recorded in February as the value of the yen moved without consistent direction.  Smaller losses were recorded from  transactions  involving the German mark, Australian  dollar and British pound.  A portion of these losses was offset by gains in March from transactions involving the German mark, Swiss franc

and  Japanese  yen.   In metals, losses were recorded  from  long

silver  futures  positions  as silver prices  reversed  lower  in

February  after  rallying higher during January.  Smaller  losses

were  recorded from trading base metals futures during March.   A

portion  of the Partnership's overall losses for the quarter  was

offset   by  gains  in  financial  futures  trading.   The   most

significant  gains were recorded from long European bond  futures positions,  as well as from long S&P 500 Index futures positions,

as  prices in these markets trended higher throughout a  majority of  the quarter.  In the energy markets, gains were recorded from short  crude and heating oil futures positions as prices  trended lower  during January and February before reversing higher during

March.   Total expenses for the quarter were $974,996,  resulting

in  a net loss of $2,145,543.  The value of an individual Unit in the Partnership decreased from $1,482.22 at December 31, 1997  to

$1,415.69 at March 31, 1998.



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

Demeter, DWFCM, MSDW (all such parties referred to hereafter as  the  "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools.  On June 16,  1997,

the  plaintiffs  in the above actions filed  a  consolidated amended  complaint, alleging, among other things,  that  the

defendants   committed  fraud,  deceit,   negligent   misre-

presentation,   various   violations   of   the   California

Corporations  Code,  intentional  and  negligent  breach  of fiduciary  duty,  fraudulent and unfair business  practices,

unjust  enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.  Similar purported class actions were also filed on September 18  and

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




                                DWFCM  International Access  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   13,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.