Form 10-Q
period 1998-06-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1998-08-12
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

              DWFCM INTERNATIONAL ACCESS FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997 .....2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................4

     Statements of Changes in Partners' Capital
     for the Six Months Ended June 30, 1998 and
     1997 (Unaudited).....................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.12-17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................18

Item 6. Exhibits and Reports on Form 8-K.................19







                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                              40,179,924      43,146,223
 Net unrealized gain on open contracts    3,606,835   5,689,588

 Total Trading Equity              43,786,759      48,835,811

Interest receivable (DWR)             138,587         155,295

 Total Assets                     43,925,346       48,991,106

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 197,176          343,450
 Accrued administrative expenses     123,345           85,345
 Accrued management fee (DWFCM)      109,505          122,264
 Incentive fee payable (DWFCM)           -              437,418

 Total Liabilities                   430,026          988,477


Partners' Capital

 Limited Partners (30,140.042 and
  31,675.130 Units, respectively) 42,493,731       46,949,644
 General Partner (710.409 Units)   1,001,589        1,052,985

 Total Partners' Capital          43,495,320       48,002,629

  Total  Liabilities and Partners' Capital   43,925,346     48,99
1,106


NET ASSET VALUE PER UNIT            1,409.88         1,482.22


          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998         1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (5,163,150)   (2,085,252)
    Net change in unrealized     5,571,124             390,108

      Total Trading Results        407,974   (1,695,144)

 Interest Income (DWR)             433,352        448,080

      Total Revenues               841,326       (1,247,064)


EXPENSES

 Brokerage commissions (DWR)       655,531      776,064
 Management fee (DWFCM)            326,232      320,038
 Transaction fees and costs         41,258       56,037
 Administrative expenses            18,000        24,000

      Total Expenses             1,041,021         1,176,139

NET LOSS                          (199,695)   (2,423,203)


NET LOSS ALLOCATION

         Limited        Partners                        (195,568)
(2,377,044)
                          General                         Partner
(4,127)                             (46,159)

NET LOSS PER UNIT

                         Limited                         Partners
(5.81)                        (64.97)
                          General                         Partner
(5.81)                        (64.97)



          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998         1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       861,015    3,687,648
    Net change in unrealized     (2,082,753)  (1,206,920)

      Total Trading Results      (1,221,738)  2,480,728

 Interest Income (DWR)             892,517       924,376

      Total Revenues               (329,221)   3,405,104


EXPENSES

 Brokerage commissions (DWR)     1,216,470    1,648,074
 Management fee (DWFCM)            673,210      692,711
 Transaction fees and costs         88,337       96,495
 Administrative expenses            38,000       48,000

      Total Expenses             2,016,017    2,485,280

NET INCOME (LOSS)                (2,345,238)     919,824


NET INCOME (LOSS) ALLOCATION

        Limited        Partners                       (2,293,842)
904,746
                          General                         Partner
(51,396)                        15,078

NET INCOME (LOSS) PER UNIT

 Limited                                                 Partners
 (72.34)                              21.23
                           General                        Partner
 (72.34)                              21.23


          The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996   38,144.001            $43,960,184           $834,270
$44,794,454

Net Income              -                   904,746              15,078
919,824

Redemptions         (3,501.185)             (4,296,150)                  -
(4,296,150)

Partners' Capital,
 June 30, 1997       34,642.816            $40,568,780           $849,348
$41,418,128




Partners' Capital,
 December 31, 1997   32,385.539            $46,949,644           $1,052,985
$48,002,629

Net Loss                -                   (2,293,842)          (51,396)
(2,345,238)

Redemptions         (1,535.088)             (2,162,071)                     -
(2,162,071)

Partners' Capital,
 June 30, 1998       30,850.451            $42,493,731           $1,001,589
$43,495,320






           The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                 (2,345,238)            919,824
Noncash item included in net income (loss):
      Net  change  in  unrealized       2,082,753               1
,206,920

(Increase) decrease in operating assets:
    Interest receivable (DWR)        16,708              15,546
    Due from DWR                      -                  (18,292)

Increase (decrease) in operating liabilities:
    Accrued administrative expenses  38,000              (461)
    Accrued management fee (DWFCM)   (12,759)            (8,933)
    Incentive fee payable (DWFCM)  (437,418)             -
    Accrued brokerage commissions (DWR)-                 71,369
       Accrued    transaction   fees   and    costs             -
(5,177)

Net  cash  provided by (used for) operating activities  (657,954)
2,180,796

CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable     (146,274)             (
169,578)
   Redemptions  of  units              (2,162,071)              (
4,296,150)

Net  cash  used  for  financing  activities     (2,308,345)     (
4,465,728)


Net   decrease  in  cash               (2,966,299)              (
2,284,932)

Balance  at  beginning  of  period     43,146,223               4
4,917,336

Balance  at  end  of  period          40,179,924                4
2,632,404




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

"futures  interests").  The general partner is Demeter Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated  broker,

Carr  Futures  Inc.  ("Carr"), providing clearing  and  execution services.  The trading manager is Dean Witter Futures &  Currency

Management,  Inc. ("DWFCM").  Demeter, DWR and DWFCM are  wholly-

owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership  are  paid  to DWR.  Management  and  incentive  fees incurred by the Partnership are paid to DWFCM.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest

rates,  stock indices, commodities and currencies.   Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December  31,  1997  open contracts were:


                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    27,189,000          18,689,000
   Commitments to Sell         4,192,000               -
 Commodity Futures:
   Commitments to Purchase         -               1,916,000
   Commitments to Sell        12,113,000          15,338,000
 Foreign Futures:
   Commitments to Purchase    82,260,000          53,487,000
   Commitments to Sell       110,004,000          20,289,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase   254,501,000         109,180,000
   Commitments to Sell       324,285,000         205,569,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $3,606,835 and

$5,689,588 at June 30, 1998 and December 31, 1997, respectively.



Of  the $3,606,835 net unrealized gain on open contracts at  June

30, 1998, $(171,422) related to exchange-traded futures contracts and  $3,778,257  related to off-exchange-traded forward  currency contracts.



Of  the  $5,689,588  net unrealized gain  on  open  contracts  at

December  31,  1997, $995,339 related to exchange-traded  futures contracts  and $4,694,249 related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1998 and December 31, 1997 mature through September 1998 and

March 1998, respectively. Off-exchange-traded forward currency

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  held  at June 30, 1998 and December  31,  1997  mature through October 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis.  Each of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $40,008,502 and $44,141,562  at

June  30, 1998 and December 31, 1997, respectively. With  respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor is

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership  is  at  risk  to  the  ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez, has guaranteed  to  the  Partnership,

payment of the net liquidating value of the Partnership's account with Carr (including foreign currency contracts).



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  17,225,000       15,787,000
  Commodity Futures                   1,370,000        7,513,000
  Foreign Futures                    52,761,000       38,175,000
Off-Exchange-Traded Forward
 Currency Contracts                 193,194,000      234,620,000

                                         December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have, nor  does it expect to have, any capital assets.  Redemptions of Units of  Limited  Partnership Interest in the future will  affect the  amount  of  funds available for investment  in  futures interests  in  subsequent periods.  Since they  are  at  the discretion  of  Limited  Partners, it  is  not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total trading revenues including interest income of $841,326  and posted  a  decrease in Net Asset Value per Unit, after  expenses.

The  most  significant net trading losses were  recorded  in  the

financial  futures  markets during April  and  June.   In  April,

losses  were recorded from long global bond futures positions  as

Australian,  Japanese and European interest rate  futures  prices

reversed  lower  after  trending higher previously.   This  trend

higher  in  global interest rate futures prices reemerged  during

May.   However,  additional losses were recorded during  June  as this upward move reversed sharply lower during mid-month in reaction to the Federal Reserve's intervention to halt the downward  slide  of  the  Japanese yen.  Additional  losses  were recorded from trading global stock index futures during April and

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during  June  after trending lower previously. A portion  of  the

Partnership's overall losses was offset by gains recorded in  the currency markets during May from short Japanese yen positions  as the  value  of the yen reached its lowest level relative  to  the

U.S.  dollar  since 1991.  Additional gains were recorded  during

June  from  short South African rand positions as its value  also trended lower versus the U.S. dollar despite intervention by  the

South  African  government late in the quarter.   Currency  gains

were  also recorded from trading the Swedish krona and Australian dollar  throughout  the  quarter.  In metals,  small  gains  were recorded  from  short  positions in aluminum  futures  as  prices

declined.   Total expenses for the three months  ended  June  30,

1998  were $1,041,021, resulting in a net loss of $199,695.   The

value  of  an  individual Unit in the Partnership decreased  from

$1,415.69 at March 31, 1998 to $1,409.88 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  losses  net of interest income  of  $329,221  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were recorded in the financial  futures  and metals markets. In financial futures, losses were recorded from trading Australian bond futures as prices in this market were subject  to sharp trend reversals during the first six months  of the  year.  Additional losses recorded during the second  quarter from  short  Nikkei  Index  futures positions  more  than  offset profits recorded during the first quarter from long European bond

futures  positions.   Losses were also  recorded  in  the  metals

markets  from  long  silver futures positions  as  silver  prices reversed  sharply lower in February after rallying higher  during

January.   Additional  losses  were recorded  from  trading  gold

futures during a majority of the first half of the year.  Smaller losses  were  recorded  from trading base metals  futures  during

March  and May.  In currency trading, significant losses recorded during  the  first  quarter  from short-term  volatility  in  the

Japanese  yen  were  offset during the second  quarter  as  short

Japanese  yen positions profited from a sharp move lower  in  the value  of  the yen.  Additional gains in the second quarter  from trading  the  Swedish krona and South African rand offset  losses recorded  in European currencies during the first six  months  of the  year.  Small gains were recorded in the energy markets  from short  oil futures positions.  Total expenses for the six  months ended  June 30, 1998 were $2,016,017, resulting in a net loss  of

$2,345,238.   The value of an individual Unit in the  Partnership

decreased  from  $1,482.22 at December 31, 1997 to  $1,409.88  at

June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total trading losses net of interest income of $1,247,064 and
posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded in the financial futures markets during April from short positions  in  U.S. interest rate futures as prices moved  higher

late  in  the  month.   This upward price move  resulted  in  the

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

British  pound and German mark during these same months.  Smaller gains  from  long  coffee  futures positions,  as  coffee  prices trended  higher  during April and May, also  helped  to  mitigate overall  losses for the quarter.  Total expenses  for  the  three months  ended June 30, 1997 were $1,176,139, resulting in  a  net loss  of  $2,423,203.  The value of an  individual  Unit  in  the

Partnership  decreased  from  $1,260.55  at  March  31,  1997  to

$1,195.58 at June 30, 1997.

For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $3,405,104

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  trading gains were recorded in the currency  markets as  a  result of a strengthening in the value of the U.S.  dollar during the period January through April.  Smaller currency  gains were recorded during January and February from short positions in the Spanish peseta, Swedish krona and Danish krone.  A portion of these gains was offset by losses from transactions involving  the

British pound and Canadian dollar during February, March and May.

Gains  were  also recorded in soft commodities from  long  coffee futures positions as coffee prices trended steadily higher during

January  and February and again during April and May.  A majority of the Partnership's overall gains for the first half of the year were  offset by losses in global interest rate futures as  prices in  these markets moved in a short-term volatile range during the period  January to April.  Losses were also recorded from trading energy  futures during the second quarter as oil and  gas  prices moved without consistent direction.  Smaller losses were recorded in  metals as base metals futures prices traded in a narrow range

during  the  second  quarter.   One exception  was  zinc  futures

prices,  which increased during the first half of the year,  thus resulting in gains from long positions.  Total expenses  for  the six  months ended June 30, 1997 were $2,485,280, resulting in net

income  of  $919,824.   The value of an individual  Unit  in  the

Partnership  increased from $1,174.35 at  December  31,  1996  to

$1,195.58 at June 30, 1997.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March
31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                               DWFCM International Access Fund
                               L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.