Form 10-Q
period 1998-09-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1998-11-13
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26282

                     DWFCM INTERNATIONAL ACCESS FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3775071
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                      September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1998 (Unaudited) and December 31, 1997....2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited).................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).................4

     Statements of Changes in Partners' Capital
     for the Nine Months Ended September 30, 1998 and
     1997 (Unaudited)........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).................6

        Notes to Financial Statements (Unaudited)............7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations....12-20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings...................................21

Item 6. Exhibits and Reports on Form 8-K....................21









                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               44,114,868     43,146,223
 Net unrealized gain on open contracts   4,226,706   5,689,588

 Total Trading Equity              48,341,574      48,835,811

Interest receivable (DWR)             146,165         155,295

 Total Assets                       48,487,739     48,991,106

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  951,112         343,450
 Incentive fee payable (DWFCM)         284,832       437,418
 Accrued management fee (DWFCM)        120,933        122,264
 Accrued administrative expenses      114,385          85,345

 Total Liabilities                  1,471,262         988,477


Partners' Capital

 Limited Partners (29,468.198 and
  31,675.130 Units, respectively)   46,487,355     46,949,644
 General Partner (335.409 and
  710.409 Units, respectively)        529,122       1,052,985

 Total Partners' Capital           47,016,477      48,002,629

 Total Liabilities and Partners' Capital  48,487,739 48,991,106


NET ASSET VALUE PER UNIT             1,577.54        1,482.22


          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                          5,366,467      4,758,197
Net change in unrealized             619,871   3,254,964

      Total Trading Results        5,986,338   8,013,161

 Interest Income (DWR)               437,487     473,538

      Total Revenues               6,423,825   8,486,699


EXPENSES

 Brokerage commissions (DWR)         626,148     694,148
 Management fee (DWFCM)              344,505     351,443
 Incentive fee (DWFCM)               284,832      571,474
 Transaction fees and costs           40,481       44,535
 Administrative expenses              18,000       24,000
      Total Expenses               1,313,966   1,685,600

NET INCOME                         5,109,859   6,801,099


NET INCOME ALLOCATION

    Limited   Partners                    4,990,748     6,660,992
General Partner                      119,111      140,107

NET INCOME PER UNIT

                         Limited                         Partners
167.66                                   197.22
                          General                         Partner
167.66                       197.22

          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        6,227,482        8,445,844
Net change in unrealized         (1,462,882)    2,048,044

      Total Trading Results      4,764,600    10,493,888

 Interest Income (DWR)           1,330,004     1,397,914

      Total Revenues             6,094,604     11,891,802

EXPENSES

 Brokerage commissions (DWR)     1,842,618     2,342,222
 Management fees (DWFCM)         1,017,715     1,044,154
 Incentive fee (DWFCM)             284,832       571,475
 Transaction fees and costs        128,818       141,028
    Administrative expenses         56,000          72,000

      Total Expenses             3,329,983     4,170,879

NET INCOME                        2,764,621      7,720,923


NET INCOME ALLOCATION

 Limited Partners                  2,696,906           7,565,738
 General Partner                      67,715           155,185


NET INCOME PER UNIT

                         Limited                         Partners
95.32                         218.45
                          General                         Partner
95.32                                218.45

          The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1996   38,144.001            $43,960,184           $834,270
$44,794,454

Net Income             -                   7,565,738             155,185
7,720,923

Redemptions           (5,007.203)            (6,362,577)                  -
(6,362,577)

Partners' Capital
 September 30, 1997  33,136.798             $45,163,345            $989,455
$46,152,800





Partners' Capital
 December 31, 1997   32,385.539            $46,949,644           $1,052,985
$48,002,629

Net Income               -                 2,696,906             67,715
2,764,621

Redemptions           (2,581.932)            (3,159,195)          (591,578)
(3,750,773)

Partners' Capital
 September 30, 1998  29,803.607             $46,487,355            $529,122
$47,016,477










           The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                          2,764,621                 7
,720,923
Noncash item included in net income:
      Net  change  in  unrealized       1,462,882               (
2,048,044)

Decrease in operating assets:
    Interest receivable (DWR)         9,130              1,761
    Due from DWR                      -                  38,526

Increase (decrease) in operating liabilities:
    Incentive fee payable (DWFCM)   (152,586)            571,475
    Accrued management fee (DWFCM)    (1,331)            4,047
    Accrued administrative expenses  29,040              23,539
    Accrued brokerage commissions (DWR)-                  17,477
      Accrued   transaction   fees   and   costs                -
(7,773)

Net  cash  provided  by  operating  activities    4,111,756     6
,321,931


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable607,662        (
353,567)
   Redemptions  of  units              (3,750,773)              (
6,362,577)

Net  cash  used  for  financing  activities    (3,143,111)      (
6,716,144)

Net  increase  (decrease)  in  cash      968,645                (
394,213)

Balance  at  beginning  of  period    43,146,223                4
4,917,336

Balance  at  end  of  period          44,114,868                4
4,523,123


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

"futures  interests").  The general partner is Demeter Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean Witter Reynolds Inc. ("DWR"), an affiliate of Demeter.   The

clearing   commodity  broker  is  Carr  Futures  Inc.   ("Carr"),

providing clearing and execution services.  Dean Witter Futures &

Currency  Management,  Inc. ("DWFCM" or the  "Trading  Manager"),

also an affiliate of Demeter, is the sole trading manager for the

Partnership.    Demeter,   DWR   and   DWFCM   are   wholly-owned

subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as needed.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  Management and incentive fees (when applicable) are paid to DWFCM.



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

rate  volatility.   At September 30, 1998 and December  31,  1997

open contracts were:


                               Contract or Notional Amount
                            September 30, 1998  December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      112,774,000         18,689,000
   Commitments to Sell            2,304,000              -
 Commodity Futures:
   Commitments to Purchase        5,952,000          1,916,000
   Commitments to Sell               -              15,338,000
 Foreign Futures:
   Commitments to Purchase      266,825,000         53,487,000
   Commitments to Sell           15,926,000         20,289,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      247,149,000        109,180,000
   Commitments to Sell          167,086,000        205,569,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $4,226,706 and

$5,689,588  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $4,226,706  net unrealized gain  on  open  contracts  at

September 30, 1998, $5,018,383 related to exchange-traded futures contracts  and $(791,677) related to off-exchange-traded  forward currency contracts.



Of  the  $5,689,588  net unrealized gain  on  open  contracts  at

December  31,  1997, $995,339 related to exchange-traded  futures contracts  and $4,694,249 related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1998 and December 31, 1997 mature  through  March

1999  and  March 1998, respectively. Off-exchange-traded  forward currency  contracts held at September 30, 1998 and  December  31,

1997 mature

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


through December 1998 and April 1998, respectively.



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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $49,133,251 and $44,141,562  at

September  30,  1998  and December 31, 1997,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the Partnership's account with Carr (including foreign currency contracts).



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                      September 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  36,470,000      12,005,000
  Commodity Futures                   1,554,000       7,927,000
  Foreign Futures                    84,552,000      33,800,000
Off-Exchange-Traded Forward
 Currency Contracts                 206,320,000     224,389,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to  time, be illiquid. Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits."  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have, nor  does it  expect  to have, any capital assets.  Future redemptions of  Units  of Limited Partnership Interest will  affect  the

amount   of  funds  available  for  investment  in   futures

interests  in  subsequent periods.  Since they  are  at  the discretion  of  Limited  Partners, it  is  not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$6,423,825  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets throughout a majority of the quarter as investors  sought the
safety  of  fixed income investments in response  to  anticipated interest  rate cuts by the U. S. Federal Reserve and  significant volatility  in the global financial markets.  During  August  and

September,  gains  were  recorded from long  U.S.,  European  and

Japanese  bond  futures positions as bond  prices  rallied  while global  stock prices plunged, especially after Russia's  decision to  halt  trading in foreign currencies paralyzed  the  country's banking system and set off a flight in to the safest investments.

These  gains  were  partially offset by losses  recorded  in  the currency  markets during July and August from long British  pound positions  as  the  value of the British  pound  moved  lower  in response  to uncertainty about economic developments and interest rate  policy  in that country.  As a result, these losses  offset gains  recorded during September from long German mark  positions as the value of the U.S. dollar weakened versus other currencies.

Smaller  losses  were recorded in the metals markets  from  short aluminum  and  copper  futures positions as  base  metals  prices reversed higher earlier in the quarter.  Total expenses  for  the three  months ended September 30, 1998 were $1,313,966, resulting in  net income of $5,109,859.  The value of an individual Unit in the  Partnership  increased from $1,409.88 at June  30,  1998  to

$1,577.54 at September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$6,094,604  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during the first and third quarters from  long  European interest rate futures positions as prices trended higher in a flight to quality. Additional profits were recorded from long positions  in U.S. and Japanese bond futures as prices  in  these markets  also trended higher during the third quarter.  A portion of  these  gains was offset by losses in the metals and  currency

markets.   In  metals,  losses were  recorded  during  the  first

quarter  from  long  silver futures positions  as  silver  prices reversed  lower  in  late February after rallying  higher  during

January.   During  the  third  quarter,  additional  losses  were

recorded  from short silver futures positions as precious  metals prices  moved  higher due to uncertainty in global stock  markets and in the wake of reported difficulties with several major hedge

funds.   Smaller losses were also recorded in the metals  markets

from  short aluminum and copper futures positions as base  metals

prices  reversed  higher  in early July.   In  currency  trading,

losses  were  recorded  from transactions involving  the  British pound as its value moved without consistent direction during  the first  nine months of the year.  Additional currency losses  were recorded  during  the first quarter due primarily  to  short-term volatility  caused by the economic instability in the  Far  East.

During  January, the upward trend in the value of the U.S. dollar reversed  lower in response to the Japanese government's proposed

economic   stimulus  package,  thus  resulting  in   losses   for

previously  established short Japanese yen positions.  Additional currency losses were recorded in February as the value of the yen moved without consistent direction.  Total expenses for the  nine months ended September 30, 1998 were $3,329,983, resulting in net income  of  $2,764,621.  The value of an individual Unit  in  the

Partnership  increased from $1,482.22 at  December  31,  1997  to

$1,577.54 at September 30, 1998.

For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$8,486,699  and posted an increase in Net Asset Value  per  Unit.

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

Gains  were  also  recorded from short copper  futures  positions during  August and September.  Trading losses in aluminum futures during  August  offset a portion of these gains.  In  the  energy markets, gains recorded from long natural gas positions as prices increased during August and September offset losses from  trading heating oil futures during September. In soft commodities, losses were  recorded from long cocoa futures positions as prices  moved lower  during  July.  Total expenses for the three  months  ended

September 30, 1997 were $1,685,600, resulting in net income of

$6,801,099.   The value of an individual Unit in the  Partnership

increased  from  $1,195.58  at June  30,  1997  to  $1,392.80  at

September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$11,891,802 and posted an increase in Net Asset Value  per  Unit.

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

March and May.  In financial futures, trading gains were recorded from short Nikkei and long Financial Times Index positions during

the  third  quarter.   In global interest rate  futures,  trading

gains recorded from an upward price trend in global interest rate futures  during  July and September more than offset  the  losses experienced as a result of short-term price volatility during the

first  four  months  of the year.   In metals, gains  experienced

from  long zinc futures positions in July and long silver futures positions in September more than offset losses recorded  as  base metals  futures prices traded in a narrow range during the second

quarter.   A portion of the Partnership's overall gains  for  the

first  nine months of the year was offset by losses from  trading energy futures as oil and gas prices moved without consistent direction for a majority of the year. One exception in the energy  complex  was natural gas futures prices, which  increased during  the  third  quarter thus resulting  in  gains  from  long

positions.   In  soft commodities, losses recorded  from  trading

cocoa  futures  during the third quarter offset profits  recorded during  the  first  half  of the year from  long  coffee  futures

positions.   Total expenses for the nine months  ended  September

30,  1997 were $4,170,879, resulting in net income of $7,720,923.

The value of an individual Unit in the Partnership increased from

$1,174.35  at  December 31, 1996 to $1,392.80  at  September  30,

1997.



Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal with the problem and had the plan approved by the company's
executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can be no assurance that the above steps will be sufficient to  avoid  any  adverse impact to the Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the  euro will prevent the Trading  Manager  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 6.   Exhibits and Reports on Form 8-K


Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                               DWFCM International Access Fund
                               L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 13, 1998              By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.