Form 10-Q
period 1999-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1999-05-17
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                        March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1999 (Unaudited) and December 31, 1998 .....2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital
     for the Quarters Ended March 31, 1999 and 1998
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . .  17-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................   29

Item 6. Exhibits and Reports on Form 8-K................  29











                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               41,242,379   46,211,886
 Net unrealized gain (loss) on open contracts        131,871        (446,189)

 Total Trading Equity               41,374,250   45,765,697

Interest receivable (DWR)              130,863      138,824
Due from DWR                            19,018            -

 Total Assets                       41,524,131   45,904,521

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   535,131     239,917
 Accrued management fee (DWFCM)        103,542     114,567
 Accrued administrative expenses         88,420        77,869

 Total Liabilities                     727,093     432,353


Partners' Capital

 Limited Partners (27,907.063 and
  28,862.490 Units, respectively)   40,312,531   44,949,810
 General Partner (335.409 Units)       484,507      522,358

 Total Partners' Capital            40,797,038   45,472,168

 Total Liabilities and Partners' Capital  41,524,131  45,904,521


NET ASSET VALUE PER UNIT              1,444.53      1,557.38

          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (3,279,708)  6,024,165
    Net change in unrealized       578,060     (7,653,877)

      Total Trading Results      (2,701,648)  (1,629,712)
 Interest Income (DWR)             381,969       459,165
      Total Revenues             (2,319,679)    (1,170,547)

EXPENSES

 Brokerage commissions (DWR)       572,965     560,939
 Management fee (DWFCM)            319,895     346,978
   Transaction   fees   and  costs           39,901        47,079
Administrative expenses             18,000         20,000
    Total Expenses                 950,761        974,996

NET LOSS                         (3,270,440) (2,145,543)


NET LOSS ALLOCATION

        Limited        Partners                       (3,232,589)
(2,098,274)
                          General                         Partner
(37,851)                    (47,269)
NET LOSS PER UNIT

        Limited        Partners                          (112.85)
(66.53)
                          General                         Partner
(112.85)                                 (66.53)


          The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
   December 31, 1997 32,385.539            $46,949,644           $1,052,985
$48,002,629

Net Loss              -                    (2,098,274)           (47,269)
(2,145,543)

Redemptions             (849.917)            (1,212,559)                  -
(1,212,559)

Partners' Capital
   March 31, 1998      31,535.622          $43,638,811           $1,005,716
$44,644,527




Partners' Capital
   December 31, 1998   29,197.899          $44,949,810           $522,358
$45,472,168

Net Loss                -                  (3,232,589)           (37,851)
(3,270,440)

Redemptions                  (955.427)                (1,404,690)
-                                             (1,404,690)

Partners' Capital
   March 31, 1999      28,242.472          $40,312,531            $484,507
$40,797,038






           The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999           1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (3,270,440)
(2,145,543)
Noncash item included in net loss:
      Net  change  in  unrealized         (578,060)             7
,653,877
(Increase) decrease  in operating assets:
     Interest receivable (DWR)         7,961              (3,039)
Due from DWR                         (19,018)            -
Increase (decrease) in operating liabilities:
     Accrued management fee (DWFCM)   (11,025)            (8,698)
Accrued  administrative expenses      10,551               20,000
Incentive          fee         payable                          -
(437,418)

Net  cash  provided  by  (used  for)  operating  activities    (3
,860,030)                                      5,079,179

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable     295,214              325,029
Redemptions        of       units                     (1,404,690)
(1,212,559)

Net    cash    used   for   financing   activities    (1,109,476)
(887,530)
Net  increase  (decrease)  in  cash    (4,969,507)              4
,191,649

Balance      at      beginning     of     period       46,211,886
43,146,223

Balance      at      end     of     period             41,242,379
47,337,872


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

Partnership's December 31, 1998 Annual Report on Form 10-K.



1. Organization

DWFCM  International  Access Fund L.P. is a  limited  partnership organized  to  engage  primarily in the  speculative  trading  of futures  and forward contracts, physical commodities,  and  other

commodity   interests  including  foreign  currencies,  financial

instruments,    metals,   energy   and   agricultural    products

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

("MSDW").

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill rates. The Partnership pays brokerage  commissions to  DWR.  Management and incentive fees (if any) incurred by  the

Partnership are paid to DWFCM.



3.  Financial Instruments

The  Partnership  trades futures and forward contracts,  physical commodities  and  other commodities interests  including  foreign

currencies    financial   instruments,   metals,   energy,    and

agricultural products.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective for fiscal years beginning after June 15, 1999.  The

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $131,871  and

$(446,189) at March 31, 1999 and December 31, 1998, respectively.

Of  the  $131,871 net unrealized gain on open contracts at  March

31,  1999,  $65,064 related to exchange-traded futures  contracts and  $66,807  related  to  off-exchange-traded  forward  currency contracts.

Of  the  $(446,189)  net unrealized loss  on  open  contracts  at

December 31, 1998, $1,485,813 related to exchange-traded  futures contracts and $(1,932,002) related to off-exchange-traded forward currency contracts.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through June  1999.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership

at  March 31, 1999 and December 31, 1998 mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $ 41,307,443 and $47,697,699 at March 31,

1999 and December 31, 1998, respectively.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $2,319,679  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses  were  experienced in  the  currency  markets earlier  in the quarter from long Australian dollar positions  as its  value  dropped significantly relative to the U.S. dollar  on speculation  regarding  potential currency  devaluations  in  the

Asian region. Losses recorded from short British pound positions in March offset profits recorded in February as its value strengthened versus the U.S. dollar as the market scaled back the chances  of a British interest rate cut following an announcement of  a budget that was more generous than expected.  In the global interest rate futures markets, losses were recorded throughout  a majority  of  the  quarter  from short Japanese  government  bond futures  positions  as prices increased amid growing  speculation that  the Bank of Japan may underwrite Japanese government bonds.

Fears  that  a  rise  in  Japanese bond yields  would  lead  many

Japanese  money  managers  to  repatriate  assets  from   foreign

investments  to  yen-denominated debt also pushed prices  higher.

Additional  losses were recorded during February and  March  from

short   German  government  bond  futures  positions  as   prices

increased on reports that Germany's industrial production  showed a  sharp  increase, creating hopes that Europe's biggest  economy

could  be  strengthening.   In the metals  markets,  losses  were

experienced  during March from long silver futures  positions  as prices  retreated after Berkshire Hathaway's annual report failed to provide any new information on the company's silver positions.

In  the  global stock index futures markets, losses were recorded during  February  from  long S&P 500 Index futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control inflation.  These losses were partially offset by gains  recorded in  the energy markets during March from long positions in  crude and  heating  oil  futures as prices moved  significantly  higher which was largely attributed to the news that both OPEC and  non-

OPEC countries had reached an agreement to cut total output by approximately two million barrels a day beginning April 1st.

Total  expenses for the three months ended March  31,  1999  were

$950,761, resulting in a net loss of $3,270,440.  The value of  a

Unit  decreased from $1,557.38 at December 31, 1998 to  $1,444.53 at March 31, 1999.


For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses net of interest income of  $1,170,547  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant   losses  were  recorded  in  currency  markets   due

primarily  to  short-term  volatility  caused  by  the   economic

instability in the Far East.  During January, the previous upward trend  in the value of the U.S. dollar reversed lower in response to  the Japanese government's proposed economic stimulus package.

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

January and February before reversing higher during March.  Total expenses for the three months ended March 31, 1998 were $974,996,

resulting  in  a  net loss of $2,145,543.  The value  of  a  Unit decreased  from  $1,482.22 at December 31, 1997 to  $1,415.69  at

March 31, 1998.



Year  2000 Problem.  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the euro prevents the Trading Manager from trading in certain currencies  and thereby limits its ability to take  advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



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

and  Section  21E of the Securities Exchange Act of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in  the  fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $41 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Currency                      (2.18)%

     Interest Rate                 (0.94)

     Equity                        (0.75)

      Commodity                         (1.09)

      Aggregate Value at Risk      (2.54)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (2.29)%   (1.10)%   (1.94)%

Interest Rate                      (1.84)    (0.53)    (1.12)

Equity                             (0.75)    (0.23)    (0.46)

Commodity                          (1.09)    (0.43)    (0.88)

Aggregate Value at Risk            (3.14)%   (1.47)%   (2.47)%


Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

15%  of  contract  face value.  Additionally, due  to  the  use  of leverage, the face value of the market sector instruments  held  by the Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open

positions thus creates a      "risk of ruin" not typically found in

other  investment  vehicles.   Due to  the  relative  size  of  the

positions held, certain market conditions may cause the Partnership to  incur losses greatly in excess of VaR within a short period  of time.  The foregoing VaR tables, as well as the past performance of the  Partnership, gives no indication of such "risk  of  ruin".  In addition, VaR risk measures should be interpreted in light  of  the

methodology's  limitations,  which  include  the  following:   past

changes  in  market  risk factors will not  always  yield  accurate predictions of the distributions and correlations of future  market movements;  changes  in  portfolio  value  in  response  to  market movements  may differ from the responses implicit in a  VaR  model;

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

88%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.

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

Securities Act and Section 21E of the Securities Exchange Act.  The

Partnership's  primary  market  risk  exposures  as  well  as   the

strategies  used and to be used by Demeter and the Trading  Manager for  managing such exposures are subject to numerous uncertainties,

contingencies  and risks, any one of which could cause  the  actual results  of  the  Partnership's risk controls to differ  materially from  the objectives of such strategies.  Government interventions,

defaults  and  expropriations, illiquid markets, the  emergence  of dominant  fundamental  factors,  political  upheavals,  changes  in

historical   price   relationships,  an  influx   of   new   market

participants,  increased regulation and many  other  factors  could result  in  material losses as well as in material changes  to  the

risk   exposures  and  the  risk  management  strategies   of   the

Partnership.    Investors  must  be  prepared  to   lose   all   or

substantially all of their investment in the Partnership.

The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



      Currency. The primary exposure in the Partnership is  in  the

currency  complex.   The  Partnership's  currency  exposure  is  in

exchange rate fluctuations, primarily fluctuations that disrupt the historical  pricing relationships between different currencies  and

currency  pairs.   Interest rate changes as well as  political  and

general  economic  conditions influence  these  fluctuations.   The

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the  first quarter of 1999, the Partnership's  major

exposures  were  in  the Euro currency crosses  and  outright  U.S.

dollar  positions.  (Outright positions consist of the U.S.  dollar

vs. other currencies.  These other currencies include the major and

minor  currencies).   Demeter does not  anticipate  that  the  risk

profile   of   the  Partnership's  currency  sector   will   change

significantly  in the future.  The currency trading Value  at  Risk figure  includes foreign margin amounts converted into U.S. dollars with  an  incremental adjustment to reflect the exchange rate  risk inherent  to  the dollar-based Partnership in expressing  Value  at

Risk in a functional currency other than dollars.

      Interest Rate.   The second largest exposure this quarter was

in  the interest rate sector.  Exposure was spread across the  U.S.

Australian, British, and Japanese interest rate markets. Interest rate movements directly affect the price of the soverign bond positions  held by the Partnership and indirectly affect the  value of its stock index and currency positions.  Interest rate movements in  one country as well as relative interest rate movements between

countries  materially impact the Partnership's profitability.   The

Partnership's  primary  interest  rate  exposure  is  generally  to interest  rate  fluctuations in the G-7  countries  and  Australia.

Demeter  anticipates  that G-7 and Australian interest  rates  will remain  the  primary interest rate exposure of the Partnership  for the  foreseeable future.  The changes in interest rates, which have the  most effect on the Fund, are changes in long-term and  medium-

term  instruments.  Consequently, even a material change in  short-

term  rates  would have little effect on the Partnership  were  the medium-to- long term rates to remain steady.

     Equity.    The Partnership's equity exposure on March 31, 1999

was  limited to price risk in the Nikkei index (Japan).  The  stock index  futures  traded by the Partnership are  by  law  limited  to futures  on broadly based indices.  Demeter anticipates little,  if

any,  trading  in  non-G-7  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price  trends  or  static markets  in  the U.S. and Japanese stock indices.  (Static  markets would  not  cause major market changes but would make it  difficult for  the Partnership to avoid being "whipsawed" into numerous small losses).

       Commodity.

     Metals.   The next largest exposure was in the precious metals

markets.   While the Partnership's exposure on March 31,  1999  was

solely in the silver and gold markets, the Partnership generally risks more in base metals. Demeter anticipates that base metals will remain the primary metals market exposure of the Partnership.

    Energy.   On March 31, 1999, the Partnership's energy  exposure

was shared by futures contracts in the oil and natural gas markets.

Price movements in these markets result from political developments

in   the   Middle  East,  weather  patterns,  and  other   economic

fundamentals.   As oil prices have broken out of low  price  ranges

achieved  in 1998, it is possible that volatility will increase  as well.  Significant profits and losses have been and are expected to continue  to  be experienced in this market.  Natural gas,  also  a primary energy market exposure, has exhibited more volatility  than the oil markets on an intra day and daily basis.  It is expected to continue this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading risk  exposures  of  the

Partnership as of March 31, 1999:

     Foreign Currency Balances.  The Partnership's foreign currency balances are in Japanese yen, British pounds, Euros, Swiss  Francs,

and  Australian dollars.  The Partnership controls the  non-trading risk  of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the  Partnership and  the  Trading  Manager,

severally,  attempt  to manage the risk of the  Partnership's  open positions are essentially the same in all market categories traded.

Demeter attempts to manage the Partnership's market exposure by (i)
diversifying  the  Partnership's  assets  among  different   market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the Trading Manager on a daily basis.  In  addition,

the  Trading Manager establishes diversification guidelines,  often set in terms of the maximum margin to be committed to positions  in any one market sector or market sensitive instrument.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.


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




                              DWFCM  International  Access   Fund
L.P.
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May  17,  1999                 By:   /s/ Lewis  A.  Raibley,  III
Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.