Form 10-Q
period 1999-06-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1999-08-16
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

Yes     X           No


              DWFCM INTERNATIONAL ACCESS FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998 ..........2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)........................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)........................4

     Statements of Changes in Partners' Capital
     for the Six Months Ended June 30, 1999 and
     1998 (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)........................6

        Notes to Financial Statements (Unaudited)..............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......12-20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................... 21-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................... 32

Item 6. Exhibits and Reports on Form 8-K..................... 32

















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                              39,026,396    46,211,886
  Net  unrealized  gain  (loss)  on  open  contracts      555,489
(446,189)

      Total Trading Equity         39,581,885    45,765,697

Interest receivable (DWR)             121,009       138,824

      Total Assets                 39,702,894    45,904,521

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  202,453       239,917
 Accrued management fees (DWFCM)       99,011       114,567
 Accrued administrative expenses          98,468       77,869

      Total Liabilities               399,932       432,353


Partners' Capital

 Limited Partners (27,194.744 and
  28,862.490 Units, respectively) 38,824,121     44,949,810
 General Partner (335.409 Units)       478,841        522,358

 Total Partners' Capital          39,302,962     45,472,168

  Total  Liabilities and Partners' Capital   39,702,894       45,
904,521


NET ASSET VALUE PER UNIT            1,427.63          1,557.38

           The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999         1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          (371,300)    (5,163,150)
Net change in unrealized           423,618      5,571,124

      Total Trading Results         52,318      407,974

 Interest Income (DWR)             358,651        433,352

      Total Revenues               410,969        841,326


EXPENSES

 Brokerage commissions (DWR)       523,146      655,531
 Management fees (DWFCM)           303,835      326,232
 Transaction fees and costs         33,304       41,258
 Administrative expenses            18,000          18,000

      Total Expenses               878,285    1,041,021

NET LOSS                          (467,316)     (199,695)


NET LOSS ALLOCATION

    Limited   Partners                    (461,650)     (195,568)
General            Partner                                (5,666)
(4,127)

NET LOSS PER UNIT

       Limited      Partners                              (16.90)
(5.81)                                  General           Partner
(16.90)                            (5.81)


          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999         1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (3,651,008)    861,015
    Net change in unrealized     1,001,678      (2,082,753)

      Total Trading Results      (2,649,330)  (1,221,738)

 Interest Income (DWR)             740,620        892,517

      Total Revenues            (1,908,710)      (329,221)


EXPENSES

 Brokerage commissions (DWR)     1,096,111    1,216,470
 Management fees (DWFCM)           623,730      673,210
 Transaction fees and costs         73,205       88,337
 Administrative expenses            36,000          38,000

      Total Expenses             1,829,046     2,016,017

NET LOSS                         (3,737,756)   (2,345,238)


NET LOSS ALLOCATION

    Limited   Partners                  (3,694,239)   (2,293,842)
General            Partner                               (43,517)
(51,396)

NET LOSS PER UNIT

 Limited                                                 Partners
 (129.75)                           (72.34)               General
 Partner                                                 (129.75)
 (72.34)
          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1997   32,385.539            $46,949,644           $1,052,985
$48,002,629

Net Loss                -                   (2,293,842)          (51,396)
(2,345,238)

Redemptions         (1,535.088)             (2,162,071)                     -
(2,162,071)

Partners' Capital,
 June 30, 1998       30,850.451            $42,493,731           $1,001,589
$43,495,320




Partners' Capital,
 December 31, 1998    29,197.899           $44,949,810           $522,358
$45,472,168
Net Loss               -                   (3,694,239)           (43,517)
(3,737,756)

Redemptions           (1,667.746)            (2,431,450)                 -
(2,431,450)

Partners' Capital,
 June 30, 1999       27,530.153             $38,824,121           $478,841
$39,302,962









           The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (3,737,756)
(2,345,238)
Noncash item included in net loss:
      Net  change  in  unrealized       (1,001,678)             2
,082,753

Decrease in operating assets:
    Interest receivable (DWR)        17,815                16,708

Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)  (15,556)            (12,759)
    Accrued administrative expenses  20,599              38,000
        Incentive     fee     payable     (DWFCM)               -
(437,418)

Net    cash    used   for   operating   activities    (4,716,576)
(657,954)

CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable      (37,464)             (
146,274)
      Redemptions      of      units                  (2,431,450)
(2,162,071)

Net    cash   used   for   financing   activities     (2,468,914)
(2,308,345)

Net   decrease  in  cash               (7,185,490)              (
2,966,299)

Balance      at      beginning     of     period       46,211,886
43,146,223

Balance      at      end     of     period             39,026,396
40,179,924




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

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $555,489  and

$(446,189) at June 30, 1999 and December 31, 1998, respectively.



Of the $555,489 net unrealized gain on open contracts at June 30,

1999,  $448,780 related to exchange-traded futures contracts  and

$106,709   related   to  off-exchange-traded   forward   currency

contracts.



Of the $446,189 net unrealized loss on open contracts at December

31, 1998, $1,485,813 related to exchange-traded futures contracts and  $(1,932,002) related to off-exchange-traded forward currency contracts.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through December 1999  and

June  1999,  respectively. Off-exchange-traded  forward  currency contracts  held by the Partnership at June 30, 1999 and  December

31,   1998   mature  through  September  1999  and  March   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  (loss)  on all open  futures  contracts,  which funds,  in the aggregate, totaled $39,475,176 and $47,697,699  at

June 30, 1999 and December 31, 1998, respectively.

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


Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $410,969, and after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most significant net trading losses were experienced in  the metals  markets from long positions in copper, zinc and  aluminum futures as base metals prices declined significantly during  late

May  amid  a  large supply, low demand and the possibility  of  a

production cut in the near future being judged unlikely.   During

June, additional losses were incurred in this market complex from short copper futures positions as prices moved higher due to a drop in warehouse stocks. In the global stock index futures markets, losses were recorded during mid-April and May from  long

S&P 500 Index futures positions as domestic equity prices dropped following  stronger-than-expected Consumer Price Index  data  and indications  by the Federal Open Market Committee that  the  U.S.

Federal  Reserve  is shifting towards a tightening  bias.   These

losses  were  partially offset by gains recorded in the  currency markets  during April and May from short Swedish kroner positions as its value weakened versus the U.S. dollar on speculation as to when  Sweden  will  join Europe's Monetary Union  and  due  to  a decline  in  oil  prices.  In the global  interest  rate  futures markets, gains were recorded from long Japanese government  bonds as  prices  rallied  during April after the  Japanese  government proposed  no  new economic spending plans and on  comments  by  a

Senior  Finance Ministry official that the supply-demand  balance in  the  market  will deteriorate.  In the energy markets,  gains

were   recorded  during  April  from  long  natural  gas  futures positions  as  prices  climbed following reports  that  showed  a

increase   in   storage   stocks  that  was   well-below   market

expectations.  Total expenses for the three months ended June 30,

1999  were  $878,285, resulting in a net loss of  $467,316.   The

value  of  a Unit decreased from $1,444.53 at March 31,  1999  to

$1,427.63 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses net of interest income of  $1,908,710  and posted a decrease in Net Asset Value per Unit. The most significant losses were experienced in the metals markets from long  positions  in  zinc, aluminum and copper  futures  as  base metals  prices declined significantly in late May  amid  a  large supply, low demand and the possibility of a production cut in the

near  future  being  judged unlikely.   During  June,  additional

losses  were  incurred in this market complex from  short  copper futures  positions  as  prices moved higher  due  to  a  drop  in warehouse  stocks.  In the global interest rate futures  markets,

losses  were recorded throughout a majority of the first  quarter from  short  Japanese bond futures positions as prices  increased amid  growing  speculation that the Bank of Japan may  underwrite

Japanese  government bonds.  Fears that a rise in  Japanese  bond yields  would  lead  many Japanese money managers  to  repatriate assets  from  foreign  investments to yen-denominated  debt  also pushed  prices  higher.  Additional losses were  recorded  during

February  and  March  from short German government  bond  futures

positions   as   prices  increased  on  reports  that   Germany's

industrial  production  showed a sharp increase,  creating  hopes

that  Europe's  biggest economy could be strengthening.   In  the

currency  markets, losses were experienced throughout a  majority of the first quarter from long Australian dollar positions as its value  dropped  significantly relative  to  the  U.S.  dollar  on speculation  regarding  potential currency  devaluations  in  the

Asian region.  Losses recorded from short British pound positions in  March  offset  profits  recorded in  February  as  its  value strengthened versus the U.S. dollar as the market scaled back the chances  of a British interest rate cut following an announcement of a budget that was more generous than expected. These losses were partially offset by gains recorded in the energy markets during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output by  approximately two million barrels a day beginning April  1st.

Total  expenses  for  the six months ended  June  30,  1999  were

$1,829,046, resulting in a net loss of $3,737,756.  The value  of a Unit decreased from $1,557.38 at December 31, 1998 to $1,427.63 at June 30, 1999.



For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total trading revenues including interest income of $841,326, and after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses were  recorded  in  the

financial  futures  markets during April  and  June.   In  April,

losses  were recorded from long global bond futures positions  as

Australian,  Japanese and European interest rate  futures  prices

reversed  lower  after  trending higher previously.   This  trend

higher  in global interest rate futures prices re-emerged  during

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

1998  were $1,041,021, resulting in a net loss of $199,695.   The

value  of  a Unit decreased from $1,415.69 at March 31,  1998  to

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



Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosure regarding the Partnership's market risk exposures contain "forward-looking statements" within the  meaning of the safe harbor from civil liability provided for such  statements by the Private Securities Litigation Reform  Act

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $39 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                       (2.09)%

     Interest Rate                  (1.99)

     Commodity                      (0.97)

     Equity                         (0.48)

     Aggregate Value at Risk        (3.19)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a
single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Asets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (2.29)%    (1.10)%   (1.91)%

Interest Rate                      (1.99)     (0.53)    (1.32)

Commodity                          (1.09)     (0.43)    (0.88)

Equity                             (0.75)     (0.23)    (0.44)

Aggregate Value at Risk            (3.19)%    (1.47)%   (2.48)%

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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the end  of  the  four quarterly  reporting periods from July 1, 1998 through  June  30,

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

Partnership  also maintains a substantial portion  (approximately

84%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

Demeter  and the Trading Manager for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated,  however,  that  these market  exposures  will  vary materially over time.

      Currency. The primary trading risk exposure in the Partner-

ship  is  in  the  currency complex.  The Partnership's  currency exposure is in exchange rate fluctuations, primarily fluctuations

that   disrupt  the  historical  pricing  relationships   between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including  cross-rates i.e., positions  between  two currencies other than the U.S. dollar.  For the second quarter of

1999, the Partnership's major exposures were in the Euro currency crosses,  Swedish  Kroner  and outright  U.S.  dollar  positions.

(Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include the major and minor

currencies).   Demeter does not anticipate that the risk  profile

of the Partnership's currency sector will change significantly in

the  future.   The  currency trading VaR figure includes  foreign

margin  amounts  converted into U.S. dollars with an  incremental adjustment  to  reflect the exchange rate risk  inherent  to  the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.

     Interest Rate.   The second largest exposure for the quarter

ended  June  30, 1999 was in the interest rate sector.   Exposure

was  spread  across  the  U.S.,  Australian,  British,  Euro  and

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

Demeter  anticipates that G-7 and Australian interest rates  will remain the primary interest rate exposure of the Partnership  for the  foreseeable  future.  The changes in interest  rates,  which have  a  substantial effect on the Fund, are changes in long-term

and  medium-term  instruments.   Consequently,  even  a  material

change  in  short-term  rates would have  little  effect  on  the

Partnership were the medium-to-long-term rates to remain steady.

     Commodity.

         Metals.   The next largest exposure was in the  precious

metals  markets.  While the Partnership's exposure  on  June  30,

1999  was  both in the base and precious metals, the  Partnership generally  risks  more in base metals. Demeter  anticipates  that base metals will remain the primary metals market exposure of the

Partnership.

         Energy.   On  June  30,  1999, the Partnership's  energy

exposure was in the London and New York crude oil markets.  Price movements in these markets result from political developments  in

the   Middle   East,   weather  patterns,  and   other   economic

fundamentals.  As oil prices continue to break out of  low  price ranges  achieved  in  1998, it is possible that  volatility  will continue  to  increase as well.  Significant profits  and  losses have been and are expected to continue to be experienced in these markets.

     Equity.  The Partnership's equity exposure on June 30,  1999

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:

     Foreign  Currency Balances. The Partnership's  foreign  cur-

rency  balances are in Japanese yen, British pounds, euros, Swiss

Francs, and Australian dollars.  The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Manager,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories traded.  Demeter  attempts  to manage  the  Partnership's  market exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the  performance of the Trading Manager  on  a  daily

basis.   In  addition,  the Trading Manager establishes  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to  positions in any one market sector  or  market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's  1998 Form 10-K:



With   respect   to  the  plaintiffs'  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.




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




                              DWFCM  International  Access   Fund
L.P.
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August  13,  1999              By:   /s/ Lewis  A.  Raibley,  III
Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.