Form 10-Q
period 1999-09-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 1999-11-12
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                      September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1999 (Unaudited) and December 31, 1998 .....2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...................4

     Statements of Changes in Partners' Capital
     for the Nine Months Ended September 30, 1999 and
     1998 (Unaudited)..........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...................6

        Notes to Financial Statements (Unaudited)..............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................... 22-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................... 34

Item 6. Exhibits and Reports on Form 8-K..................... 34







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                              38,727,297    46,211,886
  Net  unrealized  gain  (loss) on  open  contracts     1,099,132
(446,189)

      Total Trading Equity        39,826,429     45,765,697

Interest receivable (DWR)            122,855        138,824

      Total Assets                39,949,284     45,904,521

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                406,709         239,917
 Accrued management fees (DWFCM)     99,635         114,567
 Accrued administrative expenses      95,438         77,869

      Total Liabilities             601,782         432,353


Partners' Capital

 Limited Partners (25,999.467 and
  28,862.490 Units, respectively) 38,846,360     44,949,810
 General Partner (335.409 Units)      501,142         522,358

 Total Partners' Capital         39,347,502      45,472,168

  Total  Liabilities and Partners' Capital  39,949,284        45,
904,521


NET ASSET VALUE PER UNIT          1,494.12            1,557.38

          The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999         1998
                                        $            $
REVENUES
 Trading profit:
        Realized                          1,814,621     5,366,467
Net change in unrealized            543,643     619,871

      Total Trading Results       2,358,264   5,986,338

 Interest Income (DWR)              376,284       437,487

      Total Revenues              2,734,548    6,423,825


EXPENSES

 Brokerage commissions (DWR)        576,658     626,148
 Management fees (DWFCM)            299,346     344,505
 Transaction fees and costs          36,198      40,481
 Administrative expenses             18,000         18,000
 Incentive fee (DWFCM)              -             284,832

      Total Expenses                930,202   1,313,966

NET INCOME                        1,804,346    5,109,859


NET INCOME ALLOCATION

        Limited        Partners                         1,782,045
4,990,748                                      General    Partner
22,301                           119,111

NET INCOME PER UNIT

        Limited       Partners                              66.49
167.66                                  General           Partner
66.49                       167.66

          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999         1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (1,836,387)  6,227,482
    Net change in unrealized     1,545,321      (1,462,882)

      Total Trading Results        (291,066)  4,764,600

 Interest Income (DWR)           1,116,904       1,330,004

      Total Revenues              825,838        6,094,604


EXPENSES

 Brokerage commissions (DWR)     1,672,769    1,842,618
 Management fees (DWFCM)           923,076    1,017,715
 Transaction fees and costs        109,403      128,818
 Administrative expenses            54,000           56,000
 Incentive fee (DWFCM)             -              284,832


      Total Expenses             2,759,248      3,329,983

NET INCOME (LOSS)                (1,933,410)   2,764,621


NET INCOME (LOSS) ALLOCATION

 Limited                                                 Partners
 (1,912,194)                     2,696,906                General
 Partner                                                 (21,216)
 67,715

NET INCOME (LOSS) PER UNIT

 Limited                                                 Partners
 (63.26)                              95.32               General
 Partner                                                  (63.26)
 95.32
          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1997   32,385.539            $46,949,644           $1,052,985
$48,002,629

Net Income              -                   2,696,906            67,715
2,764,621

Redemptions         (2,581.932)             (3,159,195)              (591,578)
(3,750,773)

Partners' Capital,
 September 30, 1998   29,803.607           $46,487,355           $529,122
$47,016,477




Partners' Capital,
 December 31, 1998    29,197.899           $44,949,810           $522,358
$45,472,168
Net Loss                  -                (1,912,194)           (21,216)
(1,933,410)

Redemptions           (2,863.023)           (4,191,256)                  -
(4,191,256)

Partners' Capital,
 September 30, 1999    26,334.876          $38,846,360            $501,142
$39,347,502











           The accompanying notes are an integral part of these financial statements.



              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss):                 (1,933,410)              2
,764,621
Noncash item included in net income (loss):
      Net  change  in  unrealized       (1,545,321)             1
,462,882

Decrease in operating assets:
    Interest receivable (DWR)        15,969                9,130

Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM) (14,932)             (1,331)
        Accrued     administrative     expenses            17,569
29,040
     Incentive fee payable  (DWFCM)                             -
(152,586)

Net cash provided by (used for) operating activities  (3,460,125)
4,111,756

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    166,792              607,662
      Redemptions      of      units                  (4,191,256)
(3,750,773)

Net    cash   used   for   financing   activities     (4,024,464)
(3,143,111)

Net increase (decrease) in cash   (7,484,589)            968,645

Balance      at      beginning     of     period       46,211,886
43,146,223

Balance      at      end     of     period             38,727,297
44,114,868





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

Partnership are paid to DWFCM.



3.  Financial Instruments

The  Partnership  trades futures and forward contracts,  physical commodities  and  other commodities interests  including  foreign

currencies,   financial   instruments,   metals,   energy,    and

agricultural products.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,099,132 and

$(446,189)  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $1,099,132  net unrealized gain  on  open  contracts  at

September  30, 1999, $989,511 related to exchange-traded  futures contracts  and  $109,621  related to off-exchange-traded  forward currency contracts.



Of the $446,189 net unrealized loss on open contracts at December

31, 1998, $1,485,813 related to exchange-traded futures contracts and  $(1,932,002) related to off-exchange-traded forward currency contracts.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1999 and December 31, 1998 mature  through  March

2000  and  June  1999, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  March

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  (loss)  on all open  futures  contracts,  which funds,  in the aggregate, totaled $39,716,808 and $47,697,699  at

September 30, 1999 and December 31, 1998, respectively.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of Carr, the

sole  counterparty on all of such contractsy:   /s/ Lewis  A.  Raibley,  III
Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.