Form 10-K
period 1999-12-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2000-03-29
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

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

          DELAWARE                                     13-3775071
____          (State      or      other      jurisdiction      of
(I.R.S. Employer
               incorporation           or           organization)
Identification No.)

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

             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $35,469,182 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

            DWFCM INTERNATIONAL ACCESS FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . .
 . .  .1
Part I .
  Item 1. Business. . . . . . . . . . . . . . . . . . . . . .    . . .
 . 2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . .    . . .
 . . 4

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .    . .
 .  4-6

  Item 4. Submission of Matters to a Vote of Security Holders    . . .
 . . 6
Part II.

  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . .    . . .
 .  .7

  Item 6. Selected Financial Data . . . . . . . . . . . . . .    . . .
 . . 8

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .  .
9-21

   Item   7A.                                        Quantitative  and
Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . . . . .    .  .
 .21-33

   Item 8. Financial Statements and Supplementary Data. . . . .    . .
 . .33

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . .    . .
 .  .33
Part III.

   Item10. Directors and Executive Officers of the Registrant      . .
34-38

   Item11. Executive Compensation . . . . . . . . . . . . . . .    . .
 .  .38

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .  .
 .38

   Item13. Certain Relationships and Related Transactions . . .    . .
 .  .39

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . .    . . .
 .  40

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                          Part of Form
10-K

     Partnership's Prospectus dated
     February 3, 1994                                  I

     Annual Report to the DWFCM
     International Access Fund L.P.
     Limited Partners for the year
     ended December 31, 1999                     II, III and IV

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



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)")  as  of December 31,  1999  was  $1,413.97,

representing a decrease of 9.2 percent from the Net  Asset  Value per  Unit of $1,557.38 at December 31, 1998.  For a more detailed description of the Partnership's business see subparagraph (c).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR,

Demeter, DWFCM, MSDW, certain limited partnership commodity pools of  which  Demeter  is  the  general partner  (all  such  parties

referred  to  hereafter  as  the  "Morgan  Stanley  Dean   Witter

Parties") and certain trading advisors to those pools.   On  June

16,   1997,  the  plaintiffs  in  the  above  actions   filed   a

consolidated  amended complaint, alleging,  among  other  things,

that   the   defendants   committed  fraud,   deceit,   negligent

misrepresentation,   various   violations   of   the   California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New  York,  New  York County, and on November  14,  1996  in  the

Superior  Court  of  the State of Delaware,  New  Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in various  limited  partnership commodity  pools  sold  by  DWR.  A consolidated and amended complaint in the action pending  in  the

Supreme  Court of the State of New York was filed on  August  13,

1997,  alleging  that the defendants committed fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale  and operation of the various limited partnership
commodity  pools.   The  complaints seek unspecified  amounts  of

compensatory and punitive damages and other relief.  The New York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998.  The defendants filed a  motion  to dismiss the amended complaint with prejudice on February 1, 1999.

By  decision dated December 21, 1999, the New York Supreme  Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II



Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED                SECURITY HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  in  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 3,176.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced trading operations on March 3, 1994. Demeter  has  sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of the Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







                            For the Years Ended December 31,
                          1999         1998           1997          1996
1995

Total Revenues
(including    interest)     (570,989)          6,332,052      16,257,872
6,553,585           22,294,669

Net    Income    (Loss)      (4,061,483)       2,159,416      10,627,032
1,278,934       13,807,092


Net Income (Loss)
Per Unit (Limited
&    General    Partners)       (143.41)          75.16           307.87
44.84                   202.74

Total Assets         36,874,230    45,904,521    48,991,106    45,730,849
55,136,973


Total Limited
Partners' Capital    35,710,955    44,949,810    46,949,644    43,960,184
52,842,505


Net Asset Value per
Unit                   1,413.97      1,557.38     1,482.22       1,174.35
1,129.51





Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures  interests,  it  is expected that  the  Partnership  will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures interests may, from time

to   time,  be  illiquid.   Most  U.S.  futures  exchanges  limit

fluctuations  in  prices  during  a  single  day  by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions
could  prevent  the  Partnership from  promptly  liquidating  its futures contracts and result in restrictions on redemptions.



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



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  interests in subsequent periods.  It is not possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions of Units.



Results of Operations.

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price
movements or other profit opportunities in the futures, forwards,

and  options  markets.  The following presents a summary  of  the

Partnership's operations for the three years ended  December  31,

1999  and  a general discussion of its trading activities  during each  period.  It is important to note, however, that the Trading

Manager  trades  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Manager or will  be

profitable   in  the  future.   Consequently,  the   results   of

operations of the Partnership are difficult to discuss other than in  the  context of its Trading Manager's trading  activities  on behalf of the Partnership as a whole and how the Partnership  has performed in the past.




At  December  31,  1999,  the  Partnership's  total  capital  was

$36,185,214,  a  decrease of $9,286,954  from  the  Partnership's total capital of $45,472,168 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated a net loss  of

$4,061,483 and total redemptions aggregated $5,225,471.



For  the  year ended December 31, 1999, the Partnership  recorded total  trading  losses, net of interest income, of  $570,989  and posted  a  decrease in Net Asset Value per Unit. The  Partnership experienced  losses in the global interest rate futures  markets,

approximately 9.25%, primarily from short Japanese  bond  futures positions  as  prices  increased during the  first  quarter  amid growing
speculation  that  the  Bank  of Japan  may  underwrite  Japanese government bonds and during the third quarter on the strength  of the Japanese yen and expectations that additional monetary easing in  that  country will come.  In the currency markets, losses  of approximately  6.63%  were  recorded  primarily  from  Australian dollar  positions.  Throughout a majority of the  first  quarter,

losses were experienced from long Australian dollar positions  as its  value  dropped significantly relative to the U.S. dollar  on speculation  regarding  potential currency  devaluations  in  the

Asian region.  Early in the third quarter, additional losses were recorded  from long positions in this currency due  to  depressed commodities  prices, emerging market concerns and on-going  talks

that   China   may   eventually  devalue  its  currency.    Newly

established short positions in the Australian dollar resulted  in losses during September as its value strengthened relative to the

U.S.  dollar  following  the rally in  gold  prices.   Offsetting

currency   gains  of  4.14%  were  recorded  from  Japanese   yen

positions,  primarily long positions.  During the third  quarter,

gains  were recorded from long positions in the Japanese  yen  as the  value of the yen climbed to a 44-month high versus the  U.S.

dollar  due to continued optimism over Japan's economic recovery.

The energy markets produced gains of approximately 7.98%.  During

March, gains were recorded from long positions in oil futures  as prices moved significantly higher on news that both OPEC and non-

OPEC  countries  had  reached an agreement to  cut  total  output beginning  April 1st.  Gains were also recorded  in  this  market complex  during the third quarter after OPEC ministers  confirmed that they would uphold their global
cutbacks  until April of 2000. Total expenses for the  year  were

$3,490,494, resulting in a net loss of $4,061,483.  The value  of a Unit decreased from $1,557.38 at December 31, 1998 to $1,413.97 at December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$45,472,168,  a  decrease of $2,530,461  from  the  Partnership's total capital of $48,002,629 at December 31, 1997.  For the  year ended December 31, 1998, the Partnership generated net income  of

$2,159,416 and total redemptions aggregated $4,689,877.



For  the  year ended December 31, 1998, the Partnership  recorded total  trading revenues, including interest income, of $6,332,052 and  posted  an  increase in Net Value Asset per Unit.  Gains  of approximately  14.45% were recorded in the global  interest  rate futures  markets from bond futures in most major world  countries throughout the year.  The most significant gains were recorded in

U.S.  bond  futures,  by approximately 4.66%,  in  Japanese  bond futures,  by  approximately 3.57% and  German  bond  futures,  by approximately 3.45%, from primarily long positions during  August and  September  as investors sought the safety  of  fixed  income investments  from  notable volatility  in  the  global  financial

markets.   Additional profits were recorded from  short  Japanese

government  bond  futures  positions during  December  as  prices declined  amid  a  surge  in  Japanese  bond  yields,  which  was attributed  to  news that Japan's Ministry of  Finance  will  end outright purchases of government debt. Total expenses for the year were $4,172,636, resulting in net income of

$2,159,416.   The  value of a Unit increased  from  $1,482.22  at

December 31, 1997 to $1,557.38 at December 31, 1998.



At  December  31,  1997,  the  Partnership's  total  capital  was

$48,002,629,  an  increase of $3,208,175 from  the  Partnership's total capital of $44,794,454, at December 31, 1996.  For the year ended December 31, 1997, the Partnership generated net income  of

$10,627,032 and total redemptions aggregated $7,418,857.



For  the  year ended December 31, 1997, the Partnership  recorded total trading revenues, including interest income, of $16,257,872 and  posted an increase in Net Asset Value per Unit. 1997  was  a profitable  year  for  the Partnership.  Gains  of  approximately

28.06%  were  recorded  in the currency  markets  primarily  from sustained  price movements during January and February  and  then again  in November and December from short Japanese yen positions

as  the  value of the U.S. dollar increased versus  the  yen.   A

portion of the Parnterhip's overall gains was offset by losses of approximately 2.59% recorded in the global interest rate  futures markets  primarily due to a sharp trend reversal in international interest rate futures prices during the fourth quarter and  as  a result of short-term volatility in domestic bond and stock  index

futures.   Offsetting  gains  were  recorded  from  long   global

interest  rate futures positions during June and July.   Although

many of the profitable periods with
long price trends were followed by trend reversals and short-term volatile price movement, DWFCM's intermediate to long-term  trend following  trading methodology was able to retain profits.  Total expenses for the year were $5,630,840, resulting in net income of

$10,627,032.   The  value of a Unit increased from  $1,174.35  at

December 31, 1996 to $1,482.22 at December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited   Partners  for  the  year  ended  December   31,   1999,

incorporated  by reference in this Form 10-K.  The  Partnership's gains and losses are allocated among its partners for income  tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  a  portfolio  of agricultural commodities,  energy  products,

foreign  currencies, interest rates, precious  and  base  metals,

soft  commodities,  and  stock indices. In  entering  into  these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, such as interest rate volatility, resulting  in  such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose  all  of its assets and investors would realize a 100% loss.



In  addition  to  the  Trading Manager's internal  controls,  the

Trading  Manager  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The Trading Manager and Demeter monitor the Partnership's trading activities  to  ensure  compliance  with  the  trading  policies.

Demeter  may  require the Trading Manager to modify positions  of

the   Partnership   if   Demeter  believes   they   violate   the

Partnership's trading policies.



In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations  to  the  Partnership. The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do  not  break  that  net  figure  down,  exchange  by  exchange.

Demeter,  however,  has installed a system which  permits  it  to monitor the Partnership's potential margin liability, exchange by

exchange.    As  a  result,  Demeter  is  able  to  monitor   the

Partnership's potential net credit exposure to each  exchange  by adding the unrealized trading gains on that exchange, if any,  to the Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total Net Assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above such level, Demeter deals with the situation on a case  by  case  basis, carefully weighing whether  the  increased level  of credit exposure remains appropriate.  Material  changes to  the  trading policies may be made only with the prior written approval  of the limited partners owning more than 50%  of  Units then outstanding.

Third,  Demeter has secured, with respect to Carr acting  as  the clearing  broker  for  the Partnership,  a  guarantee  by  Credit

Agricole  Indosuez,  Carr's parent, of the payment  of  the  "net liquidating  value"  of  the transactions  (futures  and  forward contracts) in the Partnership's account.



With  respect to forward contract trading, the Partnership trades with  only those counterparties which Demeter, together with DWR,

have  determined to be creditworthy.  At the date of this filing,

the  Partnership  deals  only with Carr as  its  counterparty  on

forward  contracts.   The guarantee by Carr's  parent,  discussed

above, covers these forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.



Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S. and internationally. Such disruptions could have adversely affected the handling or determination of futures trades and prices and other services for the Partnership.

Accordingly,  Demeter  has  fully  participated  in  a   firmwide

initiative established by MSDW to address issues associated  with the  Year  2000.  As part of this initiative, MSDW  reviewed  its global software and hardware infrastructure for mainframe, server and  desktop  computing  environments and  engaged  in  extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter  monitored the progress of Carr and the  Trading  Manager

throughout  1999  in  their  Year  2000  compliance  and,   where

applicable,  tested its external interfaces, with  Carr  and  the

Trading  Manager.   In addition, Demeter, the commodity  brokers,

the Trading Manager and all U.S. futures exchanges were subjected to  monitoring  by the CFTC of their Year 2000 preparedness,  and the  major  foreign  futures  exchanges  engaged  in  market-wide testing of their Year 2000 compliance during 1999.

MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the  euro  prevents the Trading Manager  from  trading  those sovereign  currencies  and thereby limits  its  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.


Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.

The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's  earnings,  whether realized  or  unrealized,  cash

flow.   Profits and losses on open positions of exchange-  traded

futures interests are settled daily through variation margin.



The  Partnership's risk exposure in the market sectors traded  by the  Trading Manager is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest rate risk.  Market risks that
are  incorporated in the VaR model include equity  and  commodity prices,  interest rates, foreign exchange rates, and  correlation among  these  variables. The hypothetical  changes  in  portfolio value  are  based  on daily percentage changes  observed  in  key market indices or other market factors ("market risk factors") to which  the  portfolio  is sensitive.  The historical  observation period of the Partnership's VaR is approximately four years.  The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic  reporting purposes only and is not utilized  by  either

Demeter  or  the  Trading Manager in their daily risk  management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open

positions  as a percentage of total Net Assets by primary  market risk  category as of December 31, 1999 and 1998.  As of  December

31, 1999 and 1998, the

Partnership's total capitalization was approximately $36  million and $45 million, respectively.

        Primary    Market                  December   31,    1999
December 31, 1998
     Risk Category              Value at Risk            Value at
Risk

     Interest  Rate                   (.24)%               (.53)%

Currency                       (.91)              (1.10)

     Commodity                      (.81)              (1.02)

     Equity                         (.14)               (.23)

     Aggregate      Value     at     Risk                 (1.35)%
(1.47)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The  table  below supplements the year end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.

Primary Market Risk Category        High        Low

Average

Interest Rate                      (1.99)%    (.24)%   (1.20)%

Currency                                (3.52)     (.91)

(2.18)

Commodity                     (2.44)     (.81)    (1.33)

Equity                               (.75)    (.14)     (.42)

Aggregate Value at Risk            (4.48)%   (1.35)%   (2.88)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership,  gives no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its
ability  to  manage or monitor risk.  There can be  no  assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  90%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 1999, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest  Rates.  The largest exposure this quarter  was  in  the interest  rate  sector.  Exposure was  spread  across  the  U.S.,

Australian,  and Japanese interest rate sectors.   Interest  rate

movements  directly  affect  the  price  of  the  sovereign  bond positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements in
one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

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

Partnership, were the medium-to long-term rates to remain steady.



Currency.   The next most significant exposure in the Partnership

is  in the currency complex.  The Partnership's currency exposure is  to  exchange  rate fluctuations, primarily fluctuations  that disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including  cross-rates i.e., positions  between  two currencies other than the U.S. dollar. For the fourth quarter  of

1999, the Partnership's foreign currency exposure was in the euro currency  crosses  and outright U.S. dollar  positions  (outright positions  consist of the U.S. dollar vs. other currencies).  The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Commodity.

Metals.    The  next  noteworthy exposure was  in  the  base  and

precious metals markets. The Partnership's metals market exposure in  the  fourth  quarter of 1999 was due to fluctuations  in  the prices of base metals, as well as exposure in the gold and silver

markets.   A  significant amount of exposure was evident  in  the

base  metals as the fund held sizeable positions due to a  period

of  low  volatility  prior  to the upward  price  breakout.   The

majority  of  the  exposure was in the LME  aluminum  and  copper markets.



The  Partnership  aims to equally weight market exposure  in  the metals  as much as possible, however base metals, during  periods of volatility, will affect performance more dramatically than the precious  metals markets.  Demeter anticipates that  base  metals

will   remain   the  primary  metals  market  exposure   of   the

Partnership.



Energy.   On December 31, 1999, the Partnership's energy exposure

was  in  futures contracts in the Brent crude oil market.   Price

movements  in this market results from political developments  in

the   Middle   East,   weather  patterns,  and   other   economic

fundamentals.  As oil prices have increased over

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  closing in on expiring in March of  2000,  it  is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue  to  be experienced in this market.



Equity. The Partnership's equity exposure on December 31, 1999 to

price  risk  in  the S&P 500 futures index was  noteworthy.   The

stock  index futures traded by the Partnership are by law limited

to   futures  on  broadly  based  indices.  The  General  Partner anticipates little, if any, trading in non G-7 stock indices. The

Partnership  is  primarily exposed to the risk of  adverse  price trends  or  static  markets  in the U.S.  and  Japanese  indices.

(Static  markets would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses.)



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 1999:



Foreign  Currency  Balances.  The Partnership's foreign  currency balances are in Japanese yen, British pounds, euros, Swiss francs and Australian dollars.  The Partnership controls the non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Manager, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Manager

daily.     In   addition,   the   Trading   Manager   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.


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

There  are  no  directors  or  executive  officers  of   the

Partnership. The Partnership is managed by Demeter.


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

December  1998 and the President and Chief Executive  Officer  of

Morgan  Stanley Dean Witter Advisors in February  1998.   He  has

been  an Executive Vice President of DWR since 1990, during which time  he  has  been  director of DWR's Taxable Fixed  Income  and

Futures  divisions,  Managing Director in Corporate  Finance  and

Corporate  Treasurer.  Mr. Merin received his  Bachelor's  degree from  Trinity  College in Connecticut and his  M.B.A.  degree  in finance  and  accounting  from the  Kellogg  Graduate  School  of

Management of Northwestern University in 1977.



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

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

Graduate School of Business in 1966 and an A.B. in Politics  from

Princeton University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer  and  a  Director of Demeter.   Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining DWR, Mr.

Beech  also  had  worked  at  two  investment  banking  firms  in operations, research, managed futures and sales management.



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a

Commodity  Pool Operator, and was responsible for  a  variety  of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.



All of the foregoing directors have indefinite terms.



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



Item  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31, 1999, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  1999,

Demeter  owned  335.409  Units  of General  Partnership  Interest representing a 1.31 percent interest in the Partnership.



(c) Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, in  which incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $2,089,386 for the year ended December 31,  1999.

In  its  capacity  as  the Partnership's trading  manager,  DWFCM received  management  fees  of  $1,194,754  for  the  year  ended

December 31, 1999.

                             PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a)  1. Listing of Financial Statements

The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to

Limited  Partners for the year ended December 31, 1999,  are incorporated by reference to Exhibit 13.01 of this Form  10-

K:

-     Report of Deloitte & Touche LLP, independent auditors,
for  the  years ended           December 31, 1999, 1998  and
1997.

-    Statements  of Financial Condition as of  December  31,
     1999 and December 31, 1998.

-    Statements of Operations, Changes in Partners' Capital, and
     Cash Flows for the years ended December 31, 1999, 1998 and 1997.

-    Notes to Financial Statements.

With  exception  of the aforementioned information  and  the information  incorporated in Items 7, 8 and 13,  the  Annual

Report  to Limited Partners for the year ended December  31,

1999 is not deemed to be filed with this report.



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

                                                DWFCM    INTERNATIONAL
                         ACCESS FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 29, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                   _____          March 29,
2000
          Robert E. Murray, Director,
         Chairman of the Board and
          President

     /s/  Joseph G. Siniscalchi              _______         March 29,
2000
         Joseph G. Siniscalchi, Director

     /s/  Edward C. Oelsner III              ________        March 29,
2000
         Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin        ______         March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech         ______         March 29, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                            _____       March 29,
2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III              __________ March 29, 2000
         Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX




       ITEM

3.01 Limited Partnership Agreement of the Partnership, dated as of March 1, 1994 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1 (File No. 33-71654).

10.01Form  of  the  Management Agreements among the  Partnership,
     Demeter   Management  Corporation  and  DWFCM  (the  Trading
     Advisor) dated as of March 1, 1994 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-71654).

10.02Amended  and  Restated  Customer  Agreement,  dated  as   of
     December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.02 to Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

10.03 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 to Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

10.04
     International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.04 to Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

13.01Annual  Report  to  Limited  Partners  for  the  year  ended
     December 31, 1999  is filed herewith.

International
Access
Fund

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DWFCM International Access Fund L.P.
Annual Report
1999

Dear Limited Partner:

This marks the sixth annual report for the DWFCM International Access Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,557.38 and decreased in value by 9.2% to close the year at a Net Asset Value of $1,413.97. Since its inception in March of 1994, the Fund has increased by 41.4% (a compound annual return of 6.1%).

Overall, the Fund experienced difficulty in the global interest rate futures markets primarily from short Japanese bond futures positions as prices in-creased during the first quarter amid growing speculation that the Bank of Ja-pan may underwrite Japanese government bonds and during the third quarter on the strength of the Japanese yen and expectations that additional monetary eas-ing in that country will come. Additional losses were recorded from short Aus-tralian interest rate futures positions as prices increased during July and Au-gust on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia. In the currency markets, losses were recorded throughout the first quarter from long Australian dollar positions as its value dropped significantly relative to the U.S. dollar on speculation regarding po-tential currency devaluations in the Asian region. Early in the third quarter, losses were recorded in this currency due to depressed commodities prices, emerging market concerns and on-going talks that China may eventually devalue its currency. Newly established short positions resulted in additional losses during September as its value strengthened relative to the U.S. dollar follow-ing the rally in gold prices. Offsetting currency gains were recorded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high versus the U.S.

dollar due to continued optimism over Japan's economic recovery. The energy markets were profitable during March from long positions in crude and heating oil futures as prices moved significantly higher on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st. Gains were also recorded in this market complex during the third quarter after OPEC ministers confirmed that they would uphold their global cutbacks un-til April of 2000.

While we are disappointed that the Fund had a difficult year in 1999, we remind investors that managed futures funds such as International Access Fund are de-signed to provide diversification and non-correlation, that is the ability to perform independently, of global equities and bonds. Managed futures have his-torically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may expe-rience difficulty performing. Of course, managed futures funds will not auto-matically be profitable during unfavorable periods for these traditional in-vestments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correlation) with stocks and bonds than others. Managed futures have histori-cally performed independently of traditional investments, such as stocks and bonds. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sus-tained price trends in the world's futures and currency markets, and as such, a difficult trading environment for the money manager in this Fund whose trading strategy rely on the existence of longer-term price trends for trading opportu-nities. Nevertheless, we remain confident in the role that managed futures in-vestments play in the overall investment portfolio, and we believe this confi-dence is well-founded based on the longer-term diversified non-correlated re-turns of this alternative investment. Demeter Manage-ment Corporation, as General Partner to the Fund, has been and continues to be an active investor with more than $18 million invested among the 24 managed futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

DWFCM International Access Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of DWFCM In-ternational Access Fund L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materi-al misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of DWFCM International Access Fund L.P. at De-cember 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 5)
New York, New York

DWFCM International Access Fund L.P.
Statements of Financial Condition

                                                        December 31,
                                                    ---------------------
                                                       1999       1998
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in futures interests trading
 accounts:
 Cash                                               36,135,527 46,211,886
 Net unrealized gain (loss) on open contracts          608,697   (446,189)
                                                    ---------- ----------
 Total Trading Equity                               36,744,224 45,765,697
Interest receivable (DWR)                              130,006    138,824
                                                    ---------- ----------
 Total Assets                                       36,874,230 45,904,521
                                                    ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    526,756    239,917
Accrued management fees (DWFCM)                         92,010    114,567
Accrued administrative expenses                         70,250     77,869
                                                    ---------- ----------
 Total Liabilities                                     689,016    432,353
                                                    ---------- ----------
PARTNERS' CAPITAL
Limited Partners (25,255.755 and 28,862.490 Units,
  respectively)                                     35,710,955 44,949,810
General Partner  (335.409 Units)                       474,259    522,358
                                                    ---------- ----------
 Total Partners' Capital                            36,185,214 45,472,168
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            36,874,230 45,904,521
                                                    ========== ==========
NET ASSET VALUE PER UNIT                              1,413.97   1,557.38
                                                    ========== ==========

   The accompanying notes are an integral part of these financial statements.

DWFCM International Access Fund L.P.
Statements of Operations

                                     For the Years Ended
                                         December 31,
                               ----------------------------------
                                  1999        1998        1997
                               ----------  ----------  ----------
                                   $           $           $
REVENUES
Trading profit (loss):
 Realized                      (3,118,414) 10,745,170   9,351,615
 Net change in unrealized       1,054,886  (6,135,777)  5,066,794
                               ----------  ----------  ----------
 Total Trading Results         (2,063,528)  4,609,393  14,418,409
Interest income (DWR)           1,492,539   1,722,659   1,839,463
                               ----------  ----------  ----------
 Total Revenues                  (570,989)  6,332,052  16,257,872
                               ----------  ----------  ----------
EXPENSES
Brokerage commissions (DWR)     2,089,386   2,293,998   2,944,705
Management fees (DWFCM)         1,194,754   1,365,216   1,393,730
Transaction fees and costs        134,354     154,590     186,730
Administrative expenses            72,000      74,000      96,000
Incentive fees (DWFCM)             --         284,832   1,009,675
                               ----------  ----------  ----------
 Total Expenses                 3,490,494   4,172,636   5,630,840
                               ----------  ----------  ----------
NET INCOME (LOSS)              (4,061,483)  2,159,416  10,627,032
                               ==========  ==========  ==========
Net Income (Loss) Allocation:
Limited Partners               (4,013,384)  2,098,465  10,408,317
General Partner                   (48,099)     60,951     218,715
Net Income (Loss) per Unit:
Limited Partners                  (143.41)      75.16      307.87
General Partner                   (143.41)      75.16      307.87

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                              Units of
                             Partnership   Limited     General
                              Interest     Partners    Partner     Total
                             -----------  ----------  ---------  ----------
                                              $           $          $
Partners' Capital, December
31, 1996                     38,144.001   43,960,184    834,270  44,794,454
Net income                       --       10,408,317    218,715  10,627,032
Redemptions                  (5,758.462)  (7,418,857)    --      (7,418,857)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1997            32,385.539   46,949,644  1,052,985  48,002,629
Net income                       --        2,098,465     60,951   2,159,416
Redemptions                  (3,187.640)  (4,098,299)  (591,578) (4,689,877)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1998                     29,197.899   44,949,810    522,358  45,472,168
Net loss                         --       (4,013,384)   (48,099) (4,061,483)
Redemptions                  (3,606.735)  (5,225,471)    --      (5,225,471)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1999            25,591.164   35,710,955    474,259  36,185,214
                             ==========   ==========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

DWFCM International Access Fund L.P.
Statements of Cash Flows

                                               For the Years Ended
                                                  December 31,
                                        -----------------------------------
                                           1999         1998        1997
                                        -----------  ----------  ----------
                                             $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                        (4,061,483)  2,159,416  10,627,032
Noncash item included in net income
  (loss):
 Net change in unrealized                (1,054,886)  6,135,777  (5,066,794)
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                    8,818      16,471      (3,102)
 Due from DWR                               --           --          38,526
Increase (decrease) in operating
  liabilities:
 Accrued management fee (DWFCM)             (22,557)     (7,697)      8,466
 Accrued administrative
   expenses                                  (7,619)     (7,476)    (14,775)
 Incentive fee payable (DWFCM)              --         (437,418)    437,418
 Accrued brokerage commissions (DWR)        --           --         (59,631)
 Accrued transaction fees and costs         --           --         (13,426)
                                        -----------  ----------  ----------
Net cash provided by (used for)
  operating activities                   (5,137,727)  7,859,073   5,953,714
                                        -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                   286,839    (103,533)   (305,970)
Redemptions of Units                     (5,225,471) (4,689,877) (7,418,857)
                                        -----------  ----------  ----------
Net cash used for financing activities   (4,938,632) (4,793,410) (7,724,827)
                                        -----------  ----------  ----------
Net increase (decrease) in cash         (10,076,359)  3,065,663  (1,771,113)
Balance at beginning of period           46,211,886  43,146,223  44,917,336
                                        -----------  ----------  ----------
Balance at end of period                 36,135,527  46,211,886  43,146,223
                                        ===========  ==========  ==========

  The accompanying notes are an integral part of these financial  statements.

DWFCM International Access Fund L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--DWFCM International Access Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in speculative trading of futures and forward contracts, physical commodities, and other commodity inter-ests including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

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

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of oper-ations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actual-ly received.

DWFCM International Access Fund L.P.
Notes to Financial Statements--(Continued)

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transactions fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees chargeable to the Partnership are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partner-ship's adjusted month-end Net Assets.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's av-erage month-end Net Assets. These include filing fees, legal, auditing, ac-counting, mailing, printing and other incidental expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operat-ing expenses.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit on the last day of any month, upon five business days advance notice by redemption form to Demeter.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

DWFCM International Access Fund L.P.
Notes to Financial Statements--(Continued)

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/4 of 1% (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the management agreement, as of the last day of each month.

Incentive Fee--The Partnership will pay a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forward trading exceed losses, after brokerage commissions, management fees, transaction fees and costs and administrative expenses have been deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period will be reduced. In those instances, in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemp-tion date) is to be paid to DWFCM on those redemptions in the month of such redemptions.

3. Financial Instruments

The Partnership trades futures and forward contracts, physical commodities and other commodities interests including foreign currencies, financial instru-ments, metals, energy, and agricultural products. Futures and forwards repre-sent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the poten-tial inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

DWFCM International Access Fund L.P.
Notes to Financial Statements--(Continued)

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial state-ments.

The net unrealized gain (loss) on open contracts are reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $608,697 and $(446,189) at December 31, 1999 and 1998, respectively.

Of the $608,697 net unrealized gain on open contracts at December 31, 1999, $465,072 related to exchange-traded futures contracts and $143,625 related to off-exchange-traded forward currency contracts.

Of the $(446,189) net unrealized loss on open contracts at December 31, 1998, $1,485,813 related to exchange-traded futures contracts and $(1,932,002) relat-ed to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998 mature through September 2000 and June 1999, respectively. Off- ex-change-traded forward currency contracts held by the Partnership at December 31, 1999 and 1998 mature through March 2000 and March 1999, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR or Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regu-

DWFCM International Access Fund L.P.
Notes to Financial Statements--(Continued)

lations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain (loss) on all open futures contracts, which funds, in the aggregate, totaled $36,600,599 and $47,697,699 at December 31, 1999 and 1998, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with Carr. This agreement, which seeks to reduce both the Partnership's and Carr's exposure on off-ex-change-traded forward currency contracts, should materially decrease the Part-nership's credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account with Carr (including foreign currency contracts).


4. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a con-solidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary du-ty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certifica-tion on August 24, 1999. On September 24, 1999, the court entered an order dis-missing the case without prejudice on consent. Similar purported class actions were also filed on September 18

DWFCM International Access Fund L.P. Notes to
Financial Statements--(Concluded)

and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trad-ing advisors on behalf of all purchasers of interests in various limited part-nership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Su- preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fidu-ciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Su-preme Court dismissed the New York action in November 1998,but granted plain-tiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prej-udice on February 1, 1999.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

5. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 4 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048
                                   Presorted
                                First Class Mail
                               U.S. Postage Paid
                                  Brooklyn, NY
                                 Permit No. 148