Form 10-Q
period 2000-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2000-05-15
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

_______________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No


              DWFCM INTERNATIONAL ACCESS FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999 .........2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited).......................3

     Statements of Changes in Partners' Capital
     for the Quarters Ended March 31, 2000 and
     1999 (Unaudited)..........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited).......................5

        Notes to Financial Statements (Unaudited)..............6-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................... 18-30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................... 31

Item 5. Other Information.................................... 31

Item 6. Exhibits and Reports on Form 8-K..................... 32




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       March 31,    December 31,
                                         2000          1999
                                          $              $
                                     (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                               34,023,367    36,135,527
 Net unrealized gain on open contracts   1,897,743    608,697

      Total Trading Equity        35,921,110     36,744,224

Interest receivable (DWR)            135,466        130,006

      Total Assets                36,056,576     36,874,230

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                656,685         526,756
 Accrued management fees (DWFCM)     89,962          92,010
 Accrued administrative expenses         71,604         70,250

      Total Liabilities             818,251         689,016


Partners' Capital

 Limited Partners (23,783.594 and
  25,255.755 Units, respectively) 34,748,286     35,710,955
 General Partner (335.409 Units)        490,039         474,259

 Total Partners' Capital         35,238,325      36,185,214

  Total  Liabilities and Partners' Capital   36,056,576        36
,874,230


NET ASSET VALUE PER UNIT          1,461.02            1,413.97


          The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,


2000                       1999

$                            $

REVENUES
 Trading profit (loss):
       Realized                            344,767    (3,279,708)
Net change in unrealized           1,289,046      578,060
      Total Trading Results        1,633,813  (2,701,648)
 Interest Income (DWR)               383,881      381,969
      Total Revenues               2,017,694   (2,319,679)

EXPENSES

   Brokerage   commissions   (DWR)           554,144      572,965
Management    fee   (DWFCM)                 267,130       319,895
Transaction   fees   and   costs              35,628       39,901
Administrative expenses               18,000       18,000
    Total Expenses                   874,902      950,761

NET INCOME (LOSS)                  1,142,792  (3,270,440)

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                         1,127,012
(3,232,589)
                          General                         Partner
15,780                    (37,851)

NET INCOME (LOSS) PER UNIT

        Limited        Partners                             47.05
(112.85)
        General        Partner                              47.05
(112.85)



          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
   December 31, 1998   29,197.899          $44,949,810           $522,358
$45,472,168

Net                                                          Loss
-                     (3,232,589)          (37,851)              (3,270,440)

Redemptions                  (955.427)                (1,404,690)
-                                             (1,404,690)

Partners' Capital,
   March 31, 1999      28,242.472          $40,312,531            $484,507
$40,797,038



Partners' Capital,
   December 31, 1999   25,591.164          $35,710,955           $474,259
$36,185,214

Net                                                        Income
-                                          1,127,012             15,780
1,142,792

Redemptions                (1,472.161)                (2,089,681)
-                                  (2,089,681)

Partners' Capital,
   March 31, 2000      24,119.003          $34,748,286            $490,039
$35,238,325








           The accompanying notes are an integral part of these financial statements.

       -
              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000         1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                    1,142,792              (
3,270,440)
Noncash item included in net income (loss):
      Net  change  in  unrealized       (1,289,046)             (
578,060)
(Increase) decrease  in operating assets:
         Interest      receivable      (DWR)              (5,460)
7,961
                     Due                 from                 DWR
-                                                (19,018)
Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)   (2,048)            (11,025)
              Accrued           administrative           expenses
1,354                       10,551

Net    cash    used    for   operating   activities     (152,408)
(3,860,031)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase            in            redemptions             payable
129,929
295,214
Redemptions        of       Units                     (2,089,681)
(1,404,690)
Net    cash    used   for   financing   activities    (1,959,752)
(1,109,476)
Net   decrease  in  cash               (2,112,160)              (
4,969,507)
Balance          at         beginning          of          period
36,135,527                46,211,886
Balance           at           end           of            period
34,023,367               41,242,379




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

Partnership's December 31, 1999 Annual Report on Form 10-K.



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

Futures & Currency Management Inc. ("DWFCM" or the "Trading

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $1,897,743 and

$608,697 at March 31, 2000 and December 31, 1999, respectively.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the $1,897,743 net unrealized gain on open contracts at March

31, 2000, $1,509,022 related to exchange-traded futures contracts and  $388,721  related  to off-exchange-traded  forward  currency contracts.



Of the $608,697 net unrealized gain on open contracts at December

31,  1999,  $465,072 related to exchange-traded futures contracts and  $143,625  related  to off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through June 2000 and

September   2000,   respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through July  2000  and  March  2000,

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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $35,532,389 and $36,600,599  at

March 31, 2000 and December 31, 1999, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

Carr's  bankruptcy or insolvency.  Carr's parent, Credit Agricole

Indosuez, has

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market
conditions   could   prevent   the  Partnership   from   promptly

liquidating  its futures contracts and result in restrictions  on redemptions.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.


Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively and a general discussion of  its trading activities during each period.  It is important to  note,

however,  that the Trading Manager trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Manager   or  will  be  profitable   in   the   future.

Consequently,  the  results of operations of the  Partnership  is difficult  to  discuss other than in the context of  its  Trading

Manager's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $2,017,694

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  of approximately 5.5% were  recorded  in  the energy  markets.  During February, gains were recorded from  long positions in crude oil futures as prices rose to nine-year highs.

This  price  increase was due to a combination of  cold  weather,

declining inventories and increasing demand, as well as  concerns about  future  output  levels from the world's  leading  producer countries.  Despite a dramatic move lower in the price  of  crude oil  during  March, the Partnership profited from long  positions liquidated early in the month. In the currency markets, gains of approximately 2.6% were recorded primarily during January from short  positions  in the Swedish krona, the euro  and  the  Swiss franc as the value of these European currencies weakened relative to  the  U.S. dollar, hurt by skepticism about Europe's  economic

outlook  and  lack  of support from European  officials.   During

March,   gains  were  recorded  from  short  euro  positions   as

expectations for continued interest rate hikes from the  European

Central  Bank diminished.  These gains were partially  offset  by losses  of  approximately 2.4% recorded  in  the  metals  markets primarily  from  long  positions in base  metal  futures  as  the

previous  upward  price  trend  reversed  sharply  lower   during

February  in  response to interest rate hikes across  the  globe.

Additional losses were recorded from short gold futures positions as  prices  spiked sharply higher early in February following  an announcement  by  a  major producer that it was  suspending  gold

hedging   activities.   Newly  established  long   gold   futures

positions resulted in additional losses as gold prices fell later in February from weakness in the Australian dollar and gold sales by  the  Dutch  central bank.  In the global stock index  futures markets, losses of approximately 1.7% were experienced throughout a  majority of the quarter from long positions in S&P  500  Index futures  as  domestic stock prices declined due to volatility  in the  technology sector and as economic data raised fears that the

Federal Reserve will be forced to take aggressive action to  slow the economy.  In the global interest rate futures markets, losses of approximately 1.3% were incurred primarily during February from long positions in Japanese government bond futures as prices decreased  in  response to the yen's weakness,  a  higher  Nikkei average,  and  the  perception in  Japan  that,  despite  a  zero

interest rate policy, 10-year interest rates are too low.   Total

expenses for the three months ended March 31, 2000 were $874,902,

resulting  in  net income of $1,142,792.  The  value  of  a  Unit increased  from  $1,413.97 at December 31, 1999 to  $1,461.02  at

March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $2,319,679  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 4.0% were experienced in  the currency  markets  primarily earlier in  the  quarter  from  long

Australian  dollar  positions as its value dropped  significantly relative  to  the U.S. dollar on speculation regarding  potential currency devaluations in the Asian region.  Losses recorded  from short British pound positions in March offset profits recorded in

February as its value strengthened versus the U.S. dollar as  the market  scaled  back the chances of a British interest  rate  cut following an announcement of a budget that was more generous than expected.  In the global interest rate futures markets, losses of approximately  3.9% were recorded throughout a  majority  of  the quarter  largely  from  short Japanese  government  bond  futures positions as prices increased amid growing speculation that the

Bank  of  Japan may underwrite Japanese government  bonds.  Fears that  a  rise  in Japanese bond yields would lead  many  Japanese money  managers to repatriate assets from foreign investments  to

yen-denominated  debt  also  pushed  prices  higher.   Additional

losses  were recorded during February and March from short German government bond futures positions as prices increased on  reports that  Germany's  industrial production showed a  sharp  increase,

creating   hopes   that  Europe's  biggest   economy   could   be

strengthening.   In the metals markets, losses  of  approximately

1.1%  were  experienced  during March  mainly  from  long  silver futures  positions as prices retreated after Berkshire Hathaway's annual  report  failed  to provide any  new  information  on  the company's  silver  positions. In the global stock  index  futures markets,  losses  of  approximately 0.2% were recorded  primarily during  February  from  long S&P 500 Index futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control

inflation.   These  losses  were partially  offset  by  gains  of

approximately  1.9% recorded in the energy markets mostly  during

March  from  long positions in crude and heating oil  futures  as prices moved significantly higher which was largely attributed to the  news  that both OPEC and non-OPEC countries had  reached  an agreement  to  cut  total  output by  approximately  two  million barrels  a day beginning April 1, 1999.  Total expenses  for  the three months ended March 31, 1999 were $950,761, resulting in a net loss of $3,270,440. The value of a Unit decreased from

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



Quantifying the Partnership's Trading Value at Risk

The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

As   of   March  31,  2000  and  1999,  the  Partnership's  total

capitalization  was approximately $35 million  and  $41  million,

respectively.

     Primary Market      March 31, 2000      March 31, 1999
     Risk Cateogry       Value at Risk       Value at Risk

     Currency                 (1.85)%             (2.18)%

     Interest Rate            (1.71)              (0.94)

     Commodity                (2.28)              (1.09)

     Equity                   (1.43)              (0.75)

     Aggregate Value at Risk  (3.79)%             (2.54)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.

Primary Market Risk Category      High        Low        Average

Currency                          (3.52)%     (1.85)%     (2.41)%

Interest Rate                     (1.99)      (0.94)     (1.57)

Commodity                         (2.44)      (0.97)     (1.70)

Equity                                         (1.43)      (0.31)

(0.74)

Aggregate Value at Risk           (4.48)%     (2.52)%    (3.49)%



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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

76%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated,  however,  that  these market  exposures  will  vary materially over time.



Currency.   The  most significant exposure in the Partnership  at

March 31, 2000 was in the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations  that  disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies,  including  cross-rates  i.e.,  positions between two currencies other than the U.S. dollar.  For the first quarter  of 2000, the Partnership's FX exposure was in  the  euro currency  crosses  and outright U.S. dollar  positions  (outright positions  consist of the U.S. dollar vs. other currencies).  The currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Interest  Rates.   Significant exposure  was  also  evident  this

quarter  in the interest rate sector. Exposure was spread  across the  US,  Swiss, Australian, and euro-zone interest rate sectors.

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

Partnership,   are   changes   in   long-term   and   medium-term

instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium to long term rates to remain steady.



Commodity.

Metals.   The  next  noteworthy exposure  was  in  the  base  and

precious metals markets. The Partnership's metals market exposure in the first quarter of 2000 was to fluctuations in the prices of

base  metals,  as  well  as  exposure  in  the  gold  market.   A

significant amount of exposure was evident in the base metals  as the Partnership held sizeable positions in aluminum and copper as determined by the parameters of the proprietary system.



The  Partnership  aims to equally weight market exposure  in  the metals  as much as possible, however base metals, during  periods of volatility, will affect performance more dramatically than the precious  metals markets.  Demeter anticipates that  base  metals

will   remain   the  primary  metals  market  exposure   of   the

Partnership.

Energy.  On March 31, 2000, the Partnership's energy exposure was in  the  natural  gas futures contract.  Price movement  in  this market  results  from supply/demand data, weather  patterns,  and other  economic  fundamentals. A position  in  natural  gas  will impact  the  portfolio  as  it is a significant  portion  of  the portfolio.



Equity.  The Partnership's equity exposure at March 31, 2000  was price  risk  in  the S&P 500 futures index and was noteworthy  as prices  continued  their upward trend. The  stock  index  futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  Demeter  anticipates  little,  if  any,

trading  in non G-7 stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S. and Japanese indices.  (Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses.)



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances.  The Partnership's foreign  currency balances are in Japanese yen, British pounds, euros, Swiss francs and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back  into  dollars shortly after liquidation of  the  respective position.



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

                   PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On March 31, 2000, the plaintiffs in the New York action filed an appeal  of  the  order  dismissing  the  consolidated  complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of the Board and a Director of Demeter and Dean Witter Futures  &

Currency Management, Inc. ("DWFCM") and Robert E. Murray replaced him as Chairman of the Board of Demeter and DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley  & Co. Incorporated ("MS&Co."), an affiliate of  Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of Demeter. In addition, MS&Co. and MSIL, rather  than

Carr,  will  act as the counterparty on all of the  Partnership's foreign currency forward trades.  Dean Witter Reynolds Inc.  will continue  to  act as the non-clearing commodity  broker  for  the

Partnership.

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




                              DWFCM  International  Access   Fund
L.P.
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May  12,  2000                 By:   /s/ Lewis  A.  Raibley,  III
Lewis A. Raibley, III
                                     Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.