Form 10-Q
period 2000-06-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2000-08-10
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to_________________

Commission File No. 0-26282

              DWFCM INTERNATIONAL ACCESS FUND L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3775071
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY         10048
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

Yes    X            No___________



              DWFCM INTERNATIONAL ACCESS FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999 ..........2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)........................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)........................4

     Statements of Changes in Partners' Capital
     for the Six Months Ended June 30, 2000 and
     1999 (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)........................6

        Notes to Financial Statements (Unaudited)..............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......12-20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................... 21-32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................33-34

Item 5. Other Information..................................34-35

Item 6. Exhibits and Reports on Form 8-K......................35





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               36,753,309   36,135,527

    Net    unrealized    loss    on   open    contracts    (MSIL)
(175,763)                                   -                 Net
unrealized  gain  (loss) on open contracts  (Carr)      (632,480)
608,697
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(1,511,022)                        ______-____

  Total  net  unrealized gain (loss) on open contracts(2,319,265)
608,697

      Total Trading Equity         34,434,044    36,744,224

Interest receivable (DWR)             133,815       130,006

      Total Assets                 34,567,859    36,874,230


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 327,318        526,756
 Accrued management fees (DWFCM)      86,218         92,010
 Accrued administrative expenses      80,656         70,250

      Total Liabilities               494,192       689,016


Partners' Capital

 Limited Partners (22,980.359 and
 25,255.755 Units, respectively)  33,583,500     35,710,955
 General Partner (335.409 Units)     490,167        474,259

 Total Partners' Capital          34,073,667     36,185,214

  Total  Liabilities  and Partners' Capital34,567,859       36,87
4,230

NET ASSET VALUE PER UNIT            1,461.40           1,413.97

          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
                                                         Realized
 4,574,677                        (371,300)                   Net
 change                       in                       unrealized
 (4,217,008)                      423,618
      Total Trading Results          357,669     52,318
 Interest Income (DWR)               408,971    358,651
      Total Revenues                 766,640    410,969

EXPENSES

   Brokerage   commissions  (DWR)           421,107       523,146
Management    fees   (DWFCM)                267,584       303,835
Transaction   fees   and   costs              23,283       33,304
Administrative expenses               18,000      18,000
      Total Expenses                 729,974    878,285

NET INCOME (LOSS)                     36,666    (467,316)


NET INCOME (LOSS) ALLOCATION

 Limited    Partners                       36,538       (461,650)
 General Partner                        128      (5,666)

NET INCOME (LOSS) PER UNIT

    Limited                                              Partners
    0.38                         (16.90)
    General                                               Partner
    0.38                         (16.90)



          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
       Realized                         4,919,444     (3,651,008)
Net               change               in              unrealized
(2,927,962)                      1,001,678

      Total Trading Results        1,991,482  (2,649,330)
 Interest Income (DWR)               792,852       740,620
      Total Revenues               2,784,334   (1,908,710)


EXPENSES

   Brokerage   commissions  (DWR)           975,251     1,096,111
Management    fees   (DWFCM)                534,714       623,730
Transaction   fees   and   costs              58,911       73,205
Administrative expenses               36,000         36,000
      Total Expenses               1,604,876    1,829,046

NET INCOME (LOSS)                  1,179,458   (3,737,756)

NET INCOME (LOSS) ALLOCATION

 Limited Partners                  1,163,550  (3,694,239)
 General Partner                      15,908     (43,517)

NET INCOME (LOSS) PER UNIT

 Limited                                                 Partners
 47.43                       (129.75)
 General                                                  Partner
 47.43                       (129.75)



          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December 31, 1998    29,197.899           $44,949,810  $522,358
$45,472,168

Net                                                          Loss
-                                          (3,694,239)           (43,517)
(3,737,756)

Redemptions                (1,667.746)                (2,431,450)
-                                  (2,431,450)

Partners' Capital,
 June 30, 1999        27,530.153            $38,824,121           $478,841
$39,302,962




Partners' Capital,
 December 31, 1999   25,591.164  $35,710,955  $474,259           $36,185,214

Net                                                        Income
-                                          1,163,550      15,908      1,179,458

Redemptions           (2,275.396)          (3,291,005)           ____-___
(3,291,005)

Partners' Capital,
 June 30, 2000       23,315.768  $33,583,500         $490,167    $34,073,667













           The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
 Net   income   (loss)                   1,179,458              (
 3,737,756)                                               Noncash
 item included in net income (loss):
      Net  change  in  unrealized         2,927,962             (
1,001,678)
(Increase) decrease in operating assets:
    Interest receivable (DWR)         (3,809)            17,815

Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)   (5,792)            (15,556)
Accrued        administrative       expenses               10,406
20,599

Net  cash  provided  by (used for) operating  activities4,108,225
(4,716,576)


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable     (199,438)            (37,464)
Redemptions        of       Units                     (3,291,005)
(2,431,450)

Net    cash    used   for   financing   activities    (3,490,443)
(2,468,914)
Net  increase  (decrease)  in  cash        617,782              (
7,185,490)
Balance     at     beginning     of     period         36,135,527
46,211,886
Balance     at     end     of     period               36,753,309
39,026,396





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

(collectively, "futures interests").



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter"). The non-clearing  commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Prior  to  May

2000, Carr Futures Inc. provided clearing and execution services.

The  trading manager is Dean Witter Futures & Currency Management

Inc. ("DWFCM" or the "Trading Manager").  Demeter, DWR, DWFCM, MS

&

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean

Witter & Co.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage

commissions  to  DWR.   Management and incentive  fees  (if  any)

incurred by the Partnership are paid to DWFCM.



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements  of financial condition and totaled  $(2,319,265)

and   $608,697   at  June  30,  2000  and  December   31,   1999,

respectively.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the $2,319,265 net unrealized loss on open contracts at  June

30,  2000,  $44,397 related to exchange-traded futures  contracts and  $(2,363,662) related to off-exchange-traded forward currency contracts.



Of the $608,697 net unrealized gain on open contracts at December

31,  1999,  $465,072 related to exchange-traded futures contracts and  $143,625  related  to off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000  and  December 31, 1999 mature through September  2000.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 2000 and December 31, 1999 mature through

September 2000 and March 2000, respectively.



The  Partnership  has  credit risk associated  with  counterparty nonperformance.  The credit risk associated with the  instruments in  which  the Partnership is involved is limited to the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


with respect to most of the Partnership's assets. Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis. DWR, MS & Co.,  and

MSIL  each as a futures commission merchant for the Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $36,797,706 and $36,600,599  at

June  30, 2000 and December 31, 1999, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership is at risk to the ability of MS & Co., the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s exposure on off-exchange-traded forward currency contracts,

should  materially decrease the Partnership's credit risk in  the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.


Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.




For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total trading revenues including interest income of $766,640  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains of approximately 11.6% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels remain low and that U.S. demand  will outstrip  production this summer, when inventories are  typically refilled  for the winter.  Additional gains were recorded  during

May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-

emerged  amid  rising concerns regarding supplies and  production

levels.    These  gains  were  partially  offset  by  losses   of

approximately 7.4% recorded throughout a majority of the  quarter primarily  from long positions in U.S. interest rate  futures  as prices  declined  on inflation fears provoked  by  stronger-than-

forecasted  U.S.  economic  data.   Losses  were  also   recorded

throughout  the majority of the quarter from short  positions  in

German  bund futures as prices were pushed higher by the rise  in

U.S.  prices.  In the global stock index futures markets,  losses of  approximately 1.9% were incurred primarily during April  from long  positions  in S&P 500 Index futures as fears  of  inflation

negatively  impacted  domestic equity prices.   In  the  currency

markets,  losses of approximately 1.4% were experienced primarily during  April  and early May from long positions in the  Japanese yen  as its value weakened relative to the U.S. dollar amid fears of  an  additional  Bank of Japan intervention  and  as  Japanese consumer  confidence  remained sluggish. In the  metals  markets,

losses of approximately 0.9% were recorded primarily during  June from  short  aluminum  futures positions as prices  increased  on consumer  and speculative buying.  Total expenses for  the  three months ended June 30, 2000 were $729,974, resulting in net income

of  $36,666.   The  value of a Unit increased from  $1,461.02  at

March 31, 2000 to $1,461.40 at June 30, 2000.

For  the six months ended June 30, 2000, the Partnership recorded total  trading  revenues including interest income of  $2,784,334

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains of approximately 16.8% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels remain low and that U.S. demand  will outstrip  production this summer, when inventories are  typically refilled  for the winter.  Additional gains were recorded  during

February  from  long  positions in crude oil  futures  as  prices increased  due  to  a  combination  of  cold  weather,  declining inventories  and  increasing demand.  Oil prices  also  increased during  June  in  reaction to the dismissal by OPEC  of  a  price setting  mechanism and a promise of a modest production increase.

In  the  currency  markets,  gains  of  approximately  1.2%  were recorded  primarily during January from short  positions  in  the

Swedish krona, the euro and the Swiss franc as the value of these

European currencies weakened relative to the U.S. dollar, hurt by skepticism  about Europe's economic outlook and lack  of  support from  European  officials.  During April, profits  were  recorded from  short  positions in the euro as the value of  the  European common currency dropped to record lows versus the U.S. dollar and

British  pound.  These gains were partially offset by  losses  of approximately 8.5% recorded throughout a majority of  the  second quarter  from  long positions in U.S. interest  rate  futures  as prices declined on inflation fears provoked by stronger-than-
forecasted  U.S.  economic  data.   Losses  were  also   recorded

throughout  the  majority  of  the  second  quarter  from   short

positions in German bund futures as prices were pushed higher  by the  rise  in  U.S.  prices.  In the global stock  index  futures markets, losses of approximately 3.6% were incurred throughout  a majority  of  the  first  quarter  and  during  April  from  long positions  in  S&P  500  Index futures as domestic  stock  prices declined  due  to volatility in the technology sector  and  fears that the Federal Reserve will be forced to take aggressive action

to   slow  the  economy.   In  the  metals  markets,  losses   of

approximately 3.3% were experienced primarily from long positions in  base  metal futures as a previous upward price trend reversed sharply lower during February in response to interest rate  hikes across the globe.  During June, smaller losses were recorded from short  aluminum futures positions as prices increased on consumer and  speculative buying.  Total expenses for the six months ended

June  30,  2000  were  $1,604,876, resulting  in  net  income  of

$1,179,458.   The  value of a Unit increased  form  $1,413.97  at

December 31, 1999 to $1,461.40 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $410,969, and after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses of  approximately  3.9%

were experienced in the metals markets primarily from long positions in copper, zinc and aluminum futures as base metals prices  declined  significantly during  late  May  amid  a  large supply, low demand and the possibility of a production cut in the

near  future  being  judged unlikely.   During  June,  additional

losses  were  incurred in this market complex from  short  copper futures  positions  as  prices moved higher  due  to  a  drop  in warehouse  stocks.  In  the global stock index  futures  markets,

losses  of approximately 0.9% were recorded primarily during  mid

April  and  May  from  long S&P 500 Index  futures  positions  as domestic  equity  prices dropped following stronger-than-expected

Consumer  Price  Index data and indications by the  Federal  Open

Market  Committee  that  the  U.S. Federal  Reserve  is  shifting towards a tightening bias.  These losses were partially offset by gains  of  approximately 2.0% recorded in  the  currency  markets

primarily  during  April  and  May  from  short  Swedish   kroner

positions  as  its  value  weakened versus  the  U.S.  dollar  on speculation  as to when Sweden will join Europe's Monetary  Union and  due to a decline in oil prices.  In the global interest rate futures  markets,  gains  of  approximately  1.0%  were  recorded primarily  from long Japanese government bonds as prices  rallied during  April  after  the  Japanese government  proposed  no  new economic  spending  plans and on comments  by  a  Senior  Finance

Ministry  official that the supply-demand balance in  the  market will  deteriorate.  In the energy markets, gains of approximately

0.6%  were recorded primarily during April from long natural  gas futures positions as prices climbed following reports that showed an increase in storage stocks that was well below market expectations.  Total expenses for the three months ended June 30,

1999  were  $878,285, resulting in a net loss of  $467,316.   The

value  of  a Unit decreased from $1,444.53 at March 31,  1999  to

$1,427.63 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses net of interest income of  $1,908,710  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant losses of approximately 4.6% were experienced in  the metals  markets  primarily from long positions in zinc,  aluminum and  copper  futures as base metals prices declined significantly in  late  May amid a large supply, low demand and the possibility of  a  production  cut in the near future being judged  unlikely.

During  June,  additional  losses were incurred  in  this  market complex  from  short  copper futures positions  as  prices  moved higher due to a drop in warehouse stocks.  In the global interest rate  futures markets, losses of approximately 3.0% were recorded primarily from short Japanese bond futures positions throughout a majority  of  the first quarter as prices increased amid  growing speculation  that  the  Bank  of Japan  may  underwrite  Japanese

government  bonds.   Fears that a rise in  Japanese  bond  yields

would lead many Japanese money managers to repatriate assets from foreign  investments to yen-denominated debt also  pushed  prices

higher.   Additional  losses were recorded  during  February  and

March from short German government bond futures positions as prices increased on reports that Germany's industrial production showed  a  sharp  increase, creating hopes that Europe's  biggest economy could be strengthening.  In the currency markets,  losses of  approximately  2.3%  were  experienced  primarily  from  long

Australian  dollar positions throughout a majority of  the  first quarter  as its value dropped significantly relative to the  U.S.

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

These losses were partially offset by gains of approximately 2.4%

recorded  in the energy markets primarily during March from  long positions  in  crude  and  heating oil futures  as  prices  moved

significantly  higher  on  news  that  both  OPEC  and   non-OPEC

countries  had  reached  an agreement  to  cut  total  output  by approximately  two  million barrels a day  beginning  April  1st.

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $34 million and $39 million, respectively.

     Primary Market         June 30, 2000     June 30, 1999
     Risk Category          Value at Risk     Value at Risk

     Currency                   (1.62)%           (2.09)%

     Interest Rate              (1.82)            (1.99)

     Commodity                  (2.10)            (0.97)

     Equity                     (0.07)            (0.48)

     Aggregate Value at Risk    (2.95)%           (3.19)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions at June 30, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.

Primary Market Risk Category        High        Low       Average

Currency                          (2.18)%     (1.62)%    (1.93)%

Interest Rate                     (1.99)      (0.94)     (1.61)

Commodity                         (2.28)      (0.97)     (1.61)

Equity                            (1.43)      (0.07)     (0.68)

Aggregate Value at Risk           (3.79)%     (2.52)%    (3.11)%



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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

97%  of  its  total  Net  Asset Value. A  decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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

The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.  The Partnership's currency exposure at June  30,  2000 was  to exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies.  Demeter  does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.

Interest  Rate.   The market exposure at June  30,  2000  in  the

interest  rate  complex  was spread across  German  and  Japanese interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

Partnership  and indirectly affect the value of its  stock  index and  currency positions.  Interest rate movements in one  country as  well  as  relative interest rate movements between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   The G-7 countries consist of France, U.S.,  Britain,

Germany, Japan, Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are changes  in long-term, as opposed to short-term, rates.  Most  of the  speculative  interest rate futures  positions  held  by  the

Partnership    are   in   medium-   to   long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.

Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure at June

30,  2000  was  to  fluctuations in the  price  of  aluminum  and nickel.



Equity.   Exposure to stock indices on June 30, 2000 was  limited

to a small position in the Nikkei stock index.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting  these balances back into dollars upon liquidation  of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Manager, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Manager

daily.   In  addition,  the Trading Manager establishes  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to positions in any one market sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999.



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000, reversed all previously imposed suspensions against the traders, reduced the fine for each of six traders to

$2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective  July 1, 2000, Lewis A. Raibley, III  resigned  as

Chief Financial Officer and a Director of Demeter and DWFCM.

Effective July 10, 2000, Raymond E. Koch replaced  Lewis  A.

Raibley, III as Chief Financial Officer of Demeter.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.01 Limited Partnership Agreement of the Partnership, dated as of March 1, 1994 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1 (File No. 33-71654).

10.01Form  of  the  Management Agreements among the  Partnership,
     Demeter   Management  Corporation  and  DWFCM  (the  Trading
     Manager) dated as of March 1, 1994 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-71654).

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

10.04International  Foreign Exchange Master Agreement,  dated  as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.04 to Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

10.05Customer  Agreement, dated as of May 1, 2000 between  Morgan
     Stanley & Co. Incorporated, the Partnership and Dean  Witter
     Reynolds Inc. is filed herewith.

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




                            DWFCM International Access Fund L.P.
                            (Registrant)

                            By: Demeter Management Corporation
                                 (General Partner)

August    10,    2000                By:/s/          Raymond     E.
Koch_______________
                                   Raymond E. Koch
                                         Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.