Form 10-Q
period 2000-09-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2000-11-14
CIK 914747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                      September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999 .....2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)...................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...................4

     Statements of Changes in Partners' Capital
     for the Nine Months Ended September 30, 2000 and
     1999 (Unaudited)..........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...................6

        Notes to Financial Statements (Unaudited)..............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................... 23-34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................35

Item 5. Other Information.....................................35

Item 6. Exhibits and Reports on Form 8-K...................35-36


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DWFCM INTERNATIONAL ACCESS FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,     December 31,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                              27,949,076    36,135,527

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
2,698,533                                  -
    Net    unrealized    gain    on   open    contracts    (MSIL)
448,022                                    -                  Net
unrealized      gain      on      open      contracts      (Carr)
-                                                     608,697

   Total  net  unrealized  gain  on  open  contracts    3,146,555
608,697

      Total Trading Equity         31,095,631    36,744,224

Interest receivable (DWR)             124,160       130,006

      Total Assets                 31,219,791    36,874,230


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 377,847        526,756
 Accrued administrative expenses        89,153        70,250
 Accrued management fees (DWFCM)       77,827        92,010

      Total Liabilities               544,827       689,016


Partners' Capital

 Limited Partners (21,985.437 and
    25,255.755 Units, respectively) 30,214,020   35,710,955
 General Partner (335.409 Units)      460,944        474,259

 Total Partners' Capital          30,674,964     36,185,214

  Total  Liabilities and Partners' Capital     31,219,791       3
6,874,230


NET ASSET VALUE PER UNIT           1,374.27            1,413.97

          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,


2000                                   1999

$                                                      $
REVENUES
 Trading profit (loss):
               Realized                               (7,210,846)
 1,814,621                                                    Net
 change                       in                       unrealized
 5,465,820                        543,643
      Total Trading Results      (1,745,026)  2,358,264
 Interest Income (DWR)               389,107    376,284
      Total Revenues             (1,355,919)  2,734,548

EXPENSES

   Brokerage   commissions  (DWR)           400,799       576,658
Management    fees   (DWFCM)                237,175       299,346
Administrative    expenses                  18,000         18,000
Transaction fees and costs            16,665      36,198
      Total Expenses                 672,639    930,202

NET INCOME (LOSS)                (2,028,558)   1,804,346


NET INCOME (LOSS) ALLOCATION

 Limited    Partners                  (1,999,335)       1,782,045
 General Partner                   (29,223)       22,301

NET INCOME (LOSS) PER UNIT

    Limited                                              Partners
    (87.13)                          66.49
    General                                               Partner
    (87.13)                          66.49


          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                            For the Nine Months Ended September 30,


2000                            1999

$                                                         $
REVENUES
 Trading profit (loss):
       Realized                       (2,291,402)     (1,836,387)
Net               change               in              unrealized
2,537,858                    1,545,321

      Total Trading Results          246,456    (291,066)
 Interest Income (DWR)             1,181,959     1,116,904
      Total Revenues               1,428,415       825,838


EXPENSES

   Brokerage   commissions  (DWR)         1,376,050     1,672,769
Management    fees   (DWFCM)                771,889       923,076
Transaction   fees   and   costs              75,576      109,403
Administrative expenses               54,000         54,000
      Total Expenses               2,277,515    2,759,248

NET LOSS                           (849,100)   (1,933,410)

NET LOSS ALLOCATION

 Limited Partners                  (835,785)  (1,912,194)
 General Partner                    (13,315)     (21,216)

NET LOSS PER UNIT

 Limited                                                 Partners
 (39.70)                       (63.26)
 General                                                  Partner
 (39.70)                       (63.26)


          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                           (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December 31, 1998    29,197.899           $44,949,810  $522,358
$45,472,168

Net                                                          Loss
-                                          (1,912,194)           (21,216)
(1,933,410)

Redemptions                (2,863.023)                (4,191,256)
-                                  (4,191,256)

Partners' Capital,
 September 30, 1999   26,334.876            $38,846,360           $501,142
$39,347,502




Partners' Capital,
 December 31, 1999     25,591.164          $35,710,955           $474,259
$36,185,214

Net                                                          Loss
-                                          (835,785)    (13,315)      (849,100)
Redemptions                (3,270.318)                (4,661,150)
-                                  (4,661,150)

Partners' Capital,
 September 30, 2000   22,320.846            $30,214,020           $460,944
$30,674,964












           The accompanying notes are an integral part of these financial statements.


              DWFCM INTERNATIONAL ACCESS FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                            (849,100)
 (1,933,410)
Noncash item included in net loss:
      Net  change  in  unrealized       (2,537,858)             (
1,545,321)
Decrease in operating assets:
    Interest receivable (DWR)           5,846            15,969
Increase (decrease) in operating liabilities:
        Accrued    administrative    expenses              18,903
17,569
        Accrued     management    fees    (DWFCM)        (14,183)
(14,932)

Net    cash    used   for   operating   activities    (3,376,392)
(3,460,125)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable(148,909)      166,792
Redemptions        of       Units                     (4,661,150)
(4,191,256)

Net    cash   used   for   financing   activities     (4,810,059)
(4,024,464)
Net   decrease  in  cash               (8,186,451)              (
7,484,589)
Balance     at     beginning     of     period         36,135,527
46,211,886
Balance at end of period         27,949,076    38,727,297





          The accompanying notes are an integral part of these financial statements.

              DWFCM INTERNATIONAL ACCESS FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of DWFCM International Access Fund L.P. (the "Partnership").  The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.



1. Organization

DWFCM  International  Access  Fund L.P.  is  a  Delaware  limited partnership  organized  to engage primarily  in  the  speculative trading of futures and forward contracts on physical commodities,

and  other  commodity  interests  including  foreign  currencies,

financial  instruments, metals, energy and agricultural  products

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

("DWFCM"  or the "Trading Manager").  Demeter, DWR, DWFCM,  MS  &

Co. and MSIL are

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.



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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105,

which  required the disclosure of average aggregate  fair  values

and   contract/notional  values,  respectively,   of   derivative

financial  instruments for an entity that carries its  assets  at

fair  value.   SFAS No. 133 was further amended by SFAS No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $3,146,555 and

$608,697   at   September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $3,146,555  net unrealized gain  on  open  contracts  at

September  30, 2000, $336,566 related to exchange-traded  futures contracts  and $2,809,989 related to off-exchange-traded  forward currency contracts.

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of the $608,697 net unrealized gain on open contracts at December

31,  1999,  $465,072 related to exchange-traded futures contracts and  $143,625  related  to off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through  December

2001   and  September  2000,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  2000 and December 31, 1999 mature through November 2000  and

March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

&  Co.,  and MSIL each as a futures commission merchant  for  the

Partnership's

              DWFCM INTERNATIONAL ACCESS FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $28,285,642 and $36,600,599  at

September  30,  2000  and December 31, 1999, respectively.   With

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

Units.


Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the Partnership's operations for the quarters and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.




For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,355,919  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.3% were recorded in  the energy markets primarily during July and August from long positions  in natural gas futures as prices retreated on  higher-

than-expected  inventory  numbers,  mild  weather  and  technical

selling   attributed  to  the  decline  in  crude   oil   prices.

Additional losses were experienced during July from long  futures positions  in  crude  oil as prices reversed lower  amid  growing conviction that Saudi Arabia would follow through with a pledge
to  boost  production.   In  the global  interest  rates  futures

markets,  losses of approximately 3.4% were experienced primarily during  September from short positions in Japanese interest  rate futures  as  bond prices surged as investors sought  refuge  from declining stock prices in the U.S. and Japan.  Additional  losses were  recorded from long positions in Australian bond futures  as prices  declined mirroring a recent drop in U.S. Treasury prices.

In   the   global   stock  index  futures  markets,   losses   of

approximately 2.9% were recorded primarily during late July  from long  positions  in S&P 500 Index futures as prices  declined  on fears  of  additional interest rate hikes in the U.S. and  Europe and during September due to jitters in the technology industry as

well  as  from an overall concern regarding the oil markets.   In

the metals markets, losses were recorded throughout a majority of the  quarter  from  long  aluminum futures  positions  as  prices declined  amid currency and oil price fluctuations and  on  fears that  the  global  economy could be set for  a  growth  slowdown.

These  losses  were  mitigated  by  gains  recorded  during   mid

September  from  long  copper futures positions  as  prices  rose higher  due to a rise in COMEX copper stocks.  A portion  of  the

Partnership's overall losses was offset by gains of approximately

4.2%  recorded in the currency markets primarily during September from short positions in the euro relative to the British pound as

prices   were  pushed  lower  on  a  lack  of  European  support.

Additional gains were recorded during July and September  from  a short Japanese yen position as its value weakened versus the U.S.

dollar on a weaker Japanese stock market, corporate failures  and overall  strengthening of the U.S dollar. Total expenses for  the three months ended September 30, 2000 were $672,639, resulting in a  net  loss  of $2,028,558.  The value of a Unit decreased  from

$1,461.40 at June 30, 2000 to $1,374.27 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,428,415  and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

11.7%  were recorded in the global interest rate futures  markets primarily throughout a majority of the second quarter and  during

July  from short positions in German bund futures as prices  were pushed  higher by a rise in U.S. prices.  Additional losses  were

incurred  primarily  during  February  from  long  positions   in

Japanese  government bond futures as prices decreased in response to the yen's weakness and the perception in Japan that, despite a zero  interest rate policy, 10-year interest rates were too  low.

During  September, losses were also recorded from short positions in  Japanese  interest  rate futures as  bond  prices  surged  as investors sought refuge from declining stock prices in  the  U.S.

and Japan.  In the global stock index futures markets, losses  of approximately  6.3% were incurred throughout a  majority  of  the first quarter and during April, late July and September from long positions  in  S&P  500  Index futures as domestic  stock  prices declined  due  to volatility in the technology sector  and  fears that the Federal Reserve will be forced to take aggressive action to slow the economy.  In the
metals  markets,  losses  of  approximately  3.4%  were  recorded throughout  a  majority of the third quarter from  long  aluminum futures positions as prices declined amid currency and oil  price fluctuations  and on fears that the global economy could  be  set for  a  growth slowdown.  A portion of the Partnership's  overall losses  were  partially  offset by gains of  approximately  12.7%

recorded  in  the energy markets primarily during May  from  long positions  in  natural gas futures as prices  trended  higher  on fears  that  inventory levels remain low.  Additional gains  were recorded during February from long positions in crude oil futures as  prices  increased  due  to  a combination  of  cold  weather,

declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC  of  a price setting mechanism and a promise of only a modest production increase.  In  the currency markets, gains of approximately  5.2%

were  recorded  primarily during March, April and September  from short  positions in the euro as the value of the European  common currency weakened versus the U.S. dollar and British pound  on  a

lack  of  European  support for the common currency.   Offsetting

currency losses were experienced during March as the value of the

Japanese  yen  reversed higher versus the  U.S.  dollar,  despite dollar  buying intervention by the Bank of Japan on two occasions during  the month.  During April and early May, additional losses were  recorded  from long positions in the Japanese  yen  as  its value  weakened  relative to the U.S. dollar  amid  fears  of  an additional  Bank  of Japan intervention and as Japanese  consumer confidence remained sluggish.  Total expenses for the nine months ended September 30, 2000 were $2,277,515, resulting in a net loss
of  $849,100.   The value of a Unit decreased from  $1,413.97  at

December 31, 1999 to $1,374.27 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$2,734,548  and posted an increase in Net Asset Value  per  Unit.

The most significant gains of approximately 5.3% were recorded in the metals markets primarily from short gold futures positions as prices  dropped  during early July amid disappointment  over  low prices  at the U.K. auction.  Newly established long gold futures positions  also produced gains as prices skyrocketed due  to  the results of the Bank of England's second gold auction on September

21  and  the  announcement of a plan by several European  central banks  to  restrict sales of their gold reserves for five  years.

In  the energy markets, gains of approximately 4.6% were recorded primarily  from long crude oil futures positions  as  oil  prices moved  higher  after  OPEC ministers confirmed  that  they  would

uphold  their  global cutbacks until April of next  year.   These

gains  were  partially  offset by losses  of  approximately  3.6%

recorded  in  the global interest rate futures markets  primarily from  short Australian interest rate futures positions as  prices increased  during  July and August on the temporary  strength  in

U.S. bonds and weaker-than-expected business spending data out of

Australia.  Offsetting gains in this market complex resulted from short positions in German bond futures as prices declined during

July  on comments by Bundesbank President designate Welteke  that he  has  started  to see signs of a resurgence  in  the  European

economy.   In the currency markets, losses of approximately  0.9%

were  experienced  early  in  the  quarter  primarily  from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-going talks that China may eventually devalue its

currency.   Newly  established short positions in  this  currency

resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in

gold  prices.   Additional  losses  were  experienced  from  long

positions  in  the European common currency, the  euro,  and  the

Swiss  franc  as  the value of these currencies declined  sharply versus the U.S. dollar on September 10 as an intervention by  the

Bank  of  Japan  temporarily strengthened the U.S. dollar  versus most  major  currencies.  As a result, new short  positions  were established  in the euro and the Swiss franc only  to  result  in additional  losses  as these currencies strengthened  versus  the

U.S.  dollar during the latter half of September after U.S. trade figures  reflected a record deficit.  Offsetting  currency  gains were  recorded  from long positions in the Japanese  yen  as  the value  of  the  yen climbed to a 44-month high  versus  the  U.S.

dollar  due to continued optimism over Japan's economic recovery.

Total expenses for the three months ended September 30, 1999 were

$930,202, resulting in net income of $1,804,346. The value of a Unit increased from $1,427.63 at June 30, 1999 to $1,494.12 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$825,838  and,  after expenses, posted a decrease  in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

6.1% were experienced in the global interest rate futures markets primarily  from short Japanese bond futures positions  as  prices increased during the first quarter amid growing speculation  that the  Bank  of Japan may underwrite Japanese government bonds  and during the third quarter on the strength of the Japanese yen  and expectations that additional monetary easing in that country will

come.   Additional  losses were recorded  from  short  Australian

interest  rate futures positions as prices increased during  July and  August  on the temporary strength in U.S. bonds and  weaker-

than-expected  business spending data out of Australia.   In  the

currency  markets,  losses of approximately  3.0%  were  recorded throughout  a majority of the first quarter primarily  from  long

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

Japanese  yen as the value of the yen climbed to a 44-month  high versus  the  U.S. dollar due to continued optimism  over  Japan's economic  recovery.  In the global stock index  futures  markets,

losses  of  approximately 1.8% were experienced primarily  during

February,  mid  April  and May from long S&P  500  Index  futures positions as domestic equity prices moved lower on concerns  that the  Federal  Reserve may raise interest rates in  an  effort  to control  inflation.  These losses were partially offset by  gains of  approximately  6.4% recorded in the energy markets  primarily during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output beginning  April 1st.  Gains were also recorded during the  third quarter  after  OPEC ministers confirmed that they  would  uphold their  global cutbacks until April of next year.  In  the  metals markets, small gains were recorded during the third quarter  from short  gold  futures positions as prices dropped to 20-year  lows during early July amid disappointment over low prices at the U.K.

auction.   Newly  established long gold  futures  positions  also

produced  gains as prices skyrocketed due to the results  of  the

Bank  of  England's second gold auction on September 21  and  the announcement of a plan by the European and Swiss central banks to
restrict  sales  of  their gold reserves for five  years.   Total

expenses  for  the  nine  months ended September  30,  1999  were

$2,759,248, resulting in a net loss of $1,933,410.  The value  of a Unit decreased from $1,557.38 at December 31, 1998 to $1,494.12 at September 30, 1999.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $31 million  and  $39  million,

respectively.

     Primary Market      September 30, 2000  September 30, 1999
     Risk Category          Value at Risk       Value at Risk

     Currency                   (3.06)%            (3.52)%

     Commodity                  (2.60)             (2.44)

     Interest Rate              (0.53)             (1.62)

     Equity                        -               (0.31)

     Aggregate Value at Risk    (3.67)%            (4.48)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category        High        Low       Average

Currency                          (3.06)%     (0.91)%    (1.86)%

Commodity                         (2.60)      (0.81)     (1.95)

Interest Rate                     (1.82)      (0.24)     (1.07)

Equity                            (1.43)      (0.07)     (0.55)

Aggregate Value at Risk           (3.79)%     (1.35)%    (2.94)%

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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At September 30, 2000 the Partnership's cash balance at DWR was approximately 82% of its total Net Asset Value. A decline in short-term interest rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000 by market sector.  It may be anticipated,  however,  that  these market  exposures  will  vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major exposures  were  in the euro currency crosses and  outright  U.S.

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



Commodity

Metals.   The Partnership's second largest exposure at  September

30,  2000  was in the metals complex. This included positions  in aluminum, copper and gold. Prices in these markets are influenced by  general economic conditions, warehouse stocks and in the case of gold, central bank sales.



Energy.   At September 30, 2000 the Partnership's energy exposure

was  in  futures  contracts  in the natural  gas  market.   Price

movement  in  this market results from political developments  in

the   Middle   East,   weather  patterns   and   other   economic

fundamentals.   It is possible that volatility will  remain  high

and   that  significant  profits  and  losses,  which  have  been

experienced  in  the  past,  are  expected  to  continue  to   be

experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.

Interest  Rate.  The third largest market exposure  at  September

30,  2000 was in the interest rate complex.  Exposure was  spread

across   United  States  and  Japanese  interest  rate   sectors.

Interest  rate  movements  directly  affect  the  price  of   the

sovereign  bond  futures positions held by  the  Partnership  and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative interest rate movements between countries may materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  which have the most significant  effect  on  the

Partnership are in short to medium-term as opposed to  long  term rates  as most of the speculative interest rate futures positions held  by  the  Partnership  are  in  short-term  and  medium-term instruments.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances were in Japanese yen.  The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



Item 5.  OTHER INFORMATION

Effective  November 30, 2000, the Partnership's name will  change to  Morgan Stanley Dean Witter Charter DWFCM L.P., in conjunction with becoming available for investment and series exchange as  an

addition  to  the  Charter  Series  of  funds.   The  Partnership

registered 1,750,000 Units which will be available for sale  each month-end  at  a price equal to 100% of its Net Asset  Value  per

Unit beginning November 30, 2000.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.01Management   Agreement   among  the   Partnership,   Demeter
     Management Corporation and DWFCM dated as of March 1, 1994 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-71654).

10.02Amended  and  Restated  Customer  Agreement,  dated  as   of
     December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

10.03 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

10.04International  Foreign Exchange Master Agreement,  dated  as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-26282).

10.05Customer  Agreement, dated as of May 1, 2000 between  Morgan
     Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26282).

10.07 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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




                            DWFCM International Access Fund L.P.
                            (Registrant)

                            By: Demeter Management Corporation
                                 (General Partner)

November    14,    2000              By:/s/          Raymond     E.
Koch_______________
                                   Raymond E. Koch
                                         Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.