Form 10-Q
period 2001-03-31
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2001-05-14
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to_________________


Commission File No. 0-26282

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.

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

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2001 and 2000 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 2.	Changes in Securities and Use of Proceeds.......... 31-32

Item 6.	Exhibits and Reports on Form 8-K....................32-34




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                                                                                        2001       	    2000
    	 	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	36,974,801 	 34,507,098

	Net unrealized gain on open contracts (MS&Co.)	2,447,477	                      4,714,032
	Net unrealized loss on open contracts (MSIL)	     (36,076)                           	(842,031)

	Total net unrealized gain on open contracts	   2,411,401                  	3,872,001

	     Total Trading Equity	39,386,202 	38,379,099

Subscriptions receivable	376,735	193,359
Interest receivable (Morgan Stanley DW)	      165,537 	      182,914

	     Total Assets	  39,928,474 	  38,755,372

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	633,567  	930,780
	Accrued brokerage fees (Morgan Stanley DW)	213,169	184,421
	Accrued incentive fees	148,348	205,168
	Accrued management fees (DWFCM)	        60,906          	        52,692

	     Total Liabilities	   1,055,990 	  1,373,061

Partners' Capital
	Limited Partners (2,124,865.322 and
	   2,102,258.734 Units, respectively) 	38,268,419  	36,795,254
	General Partner (33,540.900 Units)	      604,065  	      587,057

	Total Partners' Capital	   38,872,484  	   37,382,311

	Total Liabilities and Partners' Capital	    39,928,474   	    38,755,372

NET ASSET VALUE PER UNIT	             18.01      	              17.50


	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

                                                                                                          2001     	   2000
                                                                                                             $		   $
REVENUES
	Trading profit (loss):
		Realized	3,058,691   	                   344,767
	     	Net change in unrealized                                              	   (1,460,600)  	               1,289,046

			Total Trading Results	1,598,091		1,633,813

	Interest Income (Morgan Stanley DW)	       503,637		   383,881

			Total  	   2,101,728		 2,017,694


EXPENSES

	Brokerage fees (Morgan Stanley DW)	641,924		554,144
 	Management fees (DWFCM)	183,407		267,130
	Incentive fees	                               148,065                               -
 	Transaction fees and costs                                                                 -	       	     35,628
	Administrative expenses	_____-___		     18,000

			Total  	     973,396		   874,902


NET INCOME 	   1,128,332 		 1,142,792


NET INCOME ALLOCATION

	Limited Partners	1,111,324		1,127,012
General Partner  	17,008		15,780


NET INCOME PER UNIT (Note 1)

	Limited Partners   	             .51                               .47
	General Partner                                          .51                               .47



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
	  (Note 1)


Partners' Capital,
	December 31, 1999	2,559,116.400 		$35,710,955  	$474,259 		$36,185,214

Net Income                                                                  -	 		1,127,012		15,780		1,142,792

Redemptions	   (147,216.100)		  (2,089,681)	                   -     	  	  (2,089,681)

Partners' Capital,
	March 31, 2000	  2,411,900.300 	  	 $34,748,286 		 $490,039		$35,238,325




Partners' Capital,
	December 31, 2000	2,135,799.634		$36,795,254		$587,057		$37,382,311

Offering of Units	85,762.388		1,464,894	                    -     		1,464,894

Net Income                                                              -			1,111,324		17,008		1,128,332

Redemptions	   (63,155.800)		  (1,103,053)	                   -     	  	  (1,103,053)

Partners' Capital,
	March 31, 2001	  2,158,406.222 	  	 $38,268,419 		 $604,065		$38,872,484












The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	1,128,332		1,142,792
Noncash item included in net income:
		Net change in unrealized	1,460,600		(1,289,046)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	17,377		(5,460)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	28,748	                            -
		Incentive fees payable	(56,820)	                            -
	  	Accrued management fees (DWFCM)	8,214 	         	     (2,048)
		Accrued administrative expenses	_____-___		           1,354

Net cash provided by (used for) operating activities	   2,586,451		  (152,408)



CASH FLOWS FROM FINANCING ACTIVITIES

    Offering of Units	1,464,894	                           -
    Redemptions of Units	 (1,103,053)		(2,089,681)
    Increase in subscriptions receivable	    (183,376)	                            -
    Increase (decrease) in redemptions payable	    (297,213)		      129,929

Net cash used for financing activities 	    (118,748)		  (1,959,752)

Net increase (decrease) in cash	2,467,703		(2,112,160)

Balance at beginning of period	   34,507,098		  36,135,527

Balance at end of period	  36,974,801   	  34,023,367






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter DWFCM, L.P. (formerly, "DWFCM International Access Fund L.P.") (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter DWFCM is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities, and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. On December 1, 2000, the Partnership became one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P., and Morgan Stanley Dean Witter Charter Welton L.P. Each outstanding unit of limited partnership interest ("Unit(s)") in DWFCM International Access Fund L.P. was converted into 100 Units of the Partnership

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and its name was changed to Morgan Stanley Dean Witter Charter
DWFCM L.P. The number of Units outstanding, net income per Unit and net asset value per Unit amounts have been adjusted to reflect this conversion for all prior reporting periods.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL") provide clearing and execution services. Prior to November 2000, Carr Futures Inc. provided clearing and execution services. Dean Witter Futures & Currency Management Inc. ("DWFCM" or the "Trading Advisor") is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS &
Co., MSIL, and DWFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL, in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to DWFCM.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodities interests, including foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

133 defines a derivative as a financial instrument or other
contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.


The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $2,411,401 and $3,872,001 at March 31, 2001 and December 31, 2000, respectively.

Of the $2,411,401 net unrealized gain on open contracts at March
31, 2001, $691,670 related to exchange-traded futures contracts and $1,719,731 related to off-exchange-traded forward currency contracts.

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Of the $3,872,001 net unrealized gain on open contracts at December 31, 2000, $2,307,848 related to exchange-traded futures contracts and $1,564,153 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through September 2002 and June 2002, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $37,666,471 and $36,814,946 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations

General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2001

For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $2,101,728 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.7% were recorded in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher during January and February amid weak Japanese stock prices and disappointing economic data in that country. Profits were also recorded from long positions in German and U.S. interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. In the currency markets, gains of approximately 2.1% were recorded throughout the majority of the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Smaller currency gains were recorded from short Australian dollar positions as its value weakened relative to the U.S. dollar on evidence of a weak Australian economy. Profits of approximately 0.6% were recorded in the global stock index futures markets throughout the quarter from short positions in U.S. stock index futures as equity prices trended lower on worries that the U.S. economic slowdown will ignite a global downturn. These gains were partially offset by losses of approximately 6.8% recorded primarily during January in the energy markets from short futures positions in crude oil and its related products as prices increased amid OPEC production cuts and a tightening in U.S. crude oil supplies. Additional losses were recorded from long positions in natural gas futures as prices reversed their previous sharp upward trend during January amid bearish inventory data and forecasts for warmer weather. In the metals markets, losses of approximately 0.9% were recorded primarily during February from long positions in aluminum futures as prices moved lower pressured by the decline in the U.S. equities market and concerns over demand. Total expenses for the three months ended March 31, 2001 were $973,396, resulting in net income of $1,128,332. The net asset value of a Unit increased from $17.50 at December 31, 2000 to $18.01 at March 31, 2001.

For the Quarter Ended March 31, 2000

For the quarter ended March 31, 2000, the Partnership recorded total trading revenues, including interest income of $2,017,694 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.5% were recorded in the energy markets. During February, gains were recorded from long positions in crude oil futures as prices rose to nine-year highs. This price increase was due to a combination of cold weather, declining inventories and increasing demand, as well as concerns about future output levels from the world's leading producer countries. Despite a dramatic move lower in the price of crude oil during March, the Partnership profited from long positions liquidated early in the month. In the currency markets, gains of approximately 2.6% were recorded primarily during January from short positions in the Swedish krona, the euro and the Swiss franc as the value of these European currencies weakened relative to the U.S. dollar, hurt by skepticism about Europe's economic outlook and lack of support from European officials. During

March, gains were recorded from short euro positions as expectations for continued interest rate hikes from the European Central Bank diminished. These gains were partially offset by losses of approximately 2.4% recorded in the metals markets primarily from long positions in base metal futures as the previous upward price trend reversed sharply lower during February in response to interest rate hikes across the globe. Additional losses were recorded from short gold futures positions as prices spiked sharply higher early in February following an announcement by a major producer that it was suspending gold hedging activities. Newly established long gold futures positions resulted in additional losses as gold prices fell later in February from weakness in the Australian dollar and gold sales by the Dutch central bank. In the global stock index futures markets, losses of approximately 1.7% were experienced throughout a majority of the quarter from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and as economic data raised fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In the global interest rate futures markets, losses of approximately 1.3% were incurred primarily during February from long positions in Japanese government bond futures as prices decreased in response to the yen's weakness, a higher Nikkei average, and the perception in Japan that, despite a zero interest rate policy, 10-year interest rates are too low. Total expenses for the three months ended March 31, 2000 were $874,902, resulting in net income of $1,142,792. The net asset value of a Unit increased from $14.14 at December 31, 1999 to $14.61 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction

The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000.  At
March 31, 2001 and 2000, the Partnership's total capitalization was approximately $39 million and $35 million, respectively.
	Primary Market	  	   March 31, 2001	   March 31, 2000
	Risk Category		   Value at Risk	   Value at Risk
	Interest Rate			  (2.33)%			 (1.71)%
Currency				  (2.80) 			 (1.85)
Commodity				  (1.77)			 (2.28)
Equity				  (0.12) 			 (1.43)
Aggregate Value at Risk	  (4.04)%			 (3.79)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Primary Market Risk Category        High        Low       Average
Interest Rate	(3.11)%	(0.53)%    (1.94)%
Currency  	(3.06)	(1.62)	(2.32)
Commodity	(2.60)	(1.07)	(1.88)
Equity		(0.12)	   -	(0.08)
Aggregate Value at Risk  	 	(4.04)%	(2.95)%	(3.59)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;

?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the

Partnership's cash balance at Morgan Stanley DW was approximately
86% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001 by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at March 31, 2001 was in the interest rate sector. Exposure was spread across European, United States, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes which have the most effect on the Partnership are in short- to intermediate-term as opposed to long-term rates, as most of the speculative interest rate futures positions held by the Partnership are in short-term and medium-term instruments.

Currency.	At March 31, 2001, the Partnership's second largest
exposure was in the currency sector. The currency exposure is to exchange rate fluctuations, primarily fluctuations disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2001, the Partnership's major exposures were in the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include the major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. The energy complex represented the third largest exposure in the portfolio. Exposure was in the NY crude oil
and Brent crude oil.   Price movement in these markets
results from political developments in Middle East and in OPEC and non-OPEC oil producing countries. Weather patterns and other economic fundamentals also affect prices. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.


Metals. Exposure in the metals sector was in the LME aluminum, copper, and nickel markets. While nickel is represented in the portfolio, exposure in the aluminum and copper markets was significantly higher. Prices in these markets are influenced by general economic conditions and warehouse stocks.

Equity. There was a relatively small exposure to stock indicies at March 31, 2001. The Partnership trades these markets in the United States and Japan and had only a small position in the S&P 500 futures market at the end of the first quarter. Stock indexes are affected by the same factors that influence the underlying equity issues such as the monetary and fiscal policies of government, profit outlook and the general economic conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership had negligible foreign currency balances at March 31, 2001. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversi-fication guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
(d) Use of Proceeds
The Partnership originally registered 100,000 Units in its initial offering of March 3, 1994 and subsequent supplemental offerings. Through December 31, 1994, 66,708.624 Units were sold, leaving 33,291.376 Units unsold, which were ultimately de-registered. The aggregate price of the Units sold through December 31, 1994 was $67,394,951.

The Partnership registered an additional 1,750,000 Units pursuant to a new Registration Statement on Form S-1 (SEC File Number 333-
41684) which became effective on October 11, 2000.  Effective
December 1, 2000 each Unit outstanding previous to this registration was converted to 100 Units.

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2001, 6,778,036.975 Units were sold, leaving
1,642,825.425 Units unsold at March 31, 2001. The aggregate price of the Units sold through March 31, 2001 was $69,203,676.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds, Investment Objectives, and Trading Policies" section of the Prospectus.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A) 	Exhibits

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's
Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

3.02	Certificate of Limited Partnership, dated March 1, 1994, is
incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No.
333-41684) filed with the Securities and Exchange Commission on September 22, 2000.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated as of October 11, 2000, is incorporated by reference to the Partnership Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and
Exchange Commission on March 30, 2001.

10.01	Management Agreement among the Partnership, Demeter
Management Corporation and DWFCM dated as of March 1, 1994 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and Exchange Commission on September 22, 2000.

10.01(a)Form of Amended and Restated Management Agreement among the Partnership, Demeter Management Corporation and
        DWFCM is incorporated by reference to Exhibit 10.01(a) of the Partnership's Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and exchange Commission on September 22, 2000.

10.02	  Amended and Restated Customer Agreement, dated as of
  December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
  10.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and Exchange Commission on September 22, 2000.

10.05	  Subscription and Exchange Agreement and Power of Attorney
  is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.06	  Form of Amended and Restated Customer Agreement among the
  Partnership and Dean Witter Reynolds Inc., is incorporated by reference to Exhibit 10.06 of the Partnership's
  Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and Exchange Commission on September 22, 2000.

10.07	  Form of Customer Agreement among the Partnership, Morgan
  Stanley & Co., Inc. and Dean Witter Reynolds Inc., is incorporated by reference to Exhibit 10.07 of the Partnership's Registration Statement on Form S-1 (File No.
  333-41684) filed with the Securities and Exchange
  Commission on September 22, 2000.

10.08	  Form of Customer Agreement among the Partnership, Morgan
  Stanley & Co., International Limited, and Morgan Stanley &
  Co., Inc. is incorporated by reference to Exhibit 10.08 of the Partnership's Registration Statement on Form S-1 (File
  No. 333-41684) filed with the Securities and Exchange
  Commission on September 22, 2000.

10.09	  Form of Foreign Exchange and Options Master Agreement
  among the Partnership and Morgan Stanley & Co., Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Registration Statement on Form S-1 (File No.
  333-41684) filed with the Securities and Exchange
  Commission on September 22, 2000.

10.10	  Amended and Restated Escrow Agreement among the
  Partnership, Morgan Stanley Dean Witter Charter Graham
  L.P., Morgan Stanley Dean Witter Charter Millburn L.P.,
  Morgan Stanley Dean Witter Charter Welton L.P., Dean
  Witter Reynolds Inc. and the Chase Manhattan Bank is
  incorporated by reference to Exhibit 10.10 of the
  Partnership's Registration Statement   on Form S-1 (File
  No. 333-41684) filed with the Securities and Exchange
  Commission on March 30, 2001.

10.13	  Subscription Agreement Update Form is incorporated by
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



                        Morgan Stanley Dean Witter Charter DWFCM, L.P.
                    (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 14, 2001         By:/s/	 Raymond E. Koch_______________
	 Raymond E. Koch
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.