Form 10-Q
period 2001-06-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2001-08-13
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to_________________


Commission File No. 0-26282

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.

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


	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of
		June 30, 2001 (Unaudited) and December 31, 2000 ..........2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited)........................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)........................4

		Statements of Changes in Partners' Capital
		for the Six Months Ended June 30, 2001 and
		2000 (Unaudited)..........................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)........................6

		Notes to Financial Statements (Unaudited)..............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations......13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ...................................... 21-33

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.....................................34

Item 2.	Changes in Securities and Use of Proceeds..........34-35

Item 6.	Exhibits and Reports on Form 8-K...................35-37





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                        2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	35,969,272 	34,507,098

	Net unrealized gain on open contracts (MS & Co.)	2,131,797             	4,714,032
	Net unrealized gain (loss) on open contracts (MSIL)	      635,525	    (842,031)

	Total net unrealized gain on open contracts	    2,767,322	    3,872,001

	     Total Trading Equity	38,736,594 	38,379,099

Subscriptions receivable	854,738	193,359
Interest receivable (Morgan Stanley DW)	     119,274 	      182,914

	     Total Assets	  39,710,606   	  38,755,372
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Accrued brokerage fees (Morgan Stanley DW)	229,801  	184,421
	Redemptions payable	216,993  	930,780
	Accrued management fees (DWFCM)	65,658  	      52,692
	Accrued incentive fees (DWFCM)                                                           -      	      205,168

	     Total Liabilities	       512,452 	    1,373,061


Partners' Capital
	Limited Partners (2,240,549.930 and
	     2,102,258.734 Units, respectively) 	38,620,015  	36,795,254
	General Partner (33,540.900 Units)	        578,139  	         587,057

	     Total Partners' Capital	    39,198,154  	      37,382,311

Total Liabilities and Partners' Capital	    39,710,606  	    38,755,372


NET ASSET VALUE PER UNIT	              17.24       	               17.50

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
Realized                                  (1,549,964)                   	 4,574,677
Net change in unrealized                                             	       355,921	                   (4,217,008)

			Total Trading Results                                                    (1,194,043)		357,669

	Interest income (Morgan Stanley DW)	      376,650		     408,971

			Total                                                                                  (817,393)		     766,640


EXPENSES

	Brokerage fees (Morgan Stanley DW)	667,955		421,107
 	Management fees (DWFCM)	190,844		267,584
  	Transaction fees and costs                                                                   -			23,283
  	Administrative expenses	            _  ____-__		     18,000

			Total  	     858,799		    729,974


NET INCOME (LOSS)                                                                   (1,676,192)	      36,666


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                                       (1,650,266)		36,538
General Partner                                                                             (25,926)	 	128


NET INCOME (LOSS) PER UNIT (Note 1)

                                                              (0.77)                           0.00
                                                                   (0.77)                           0.00





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized	1,508,727		4,919,444
  		Net change in unrealized                                                  (1,104,679)		                 (2,927,962)

			Total Trading Results	404,048		1,991,482

	Interest income (Morgan Stanley DW)	     880,287		    792,852

			Total  	   1,284,335		2,784,334

EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,309,879		975,251
 	Management fees (DWFCM)	374,251		534,714
	Incentive fees (DWFCM)	148,065	                             -
  	Transaction fees and costs                                                                   -			58,911
 	Administrative expenses	_____ -__		     36,000

			Total 	  1,832,195	  	 1,604,876


NET INCOME (LOSS)                                                                     (547,860)		1,179,458


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                                          (538,942)		1,163,550
	General Partner                                                                               (8,918)		15,908


NET INCOME (LOSS) PER UNIT (Note 1)

Limited Partners               	                                           (0.26)                            0.47
General  Partner                                                   (0.26)                            0.47




	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	2,559,116.400  	35,710,955  	474,259		36,185,214

Net Income                                                               -     		 	1,163,550		15,908		1,179,458

Redemptions	   (227,539.600)		(3,291,005)		____-___		(3,291,005)

Partners' Capital,
	June 30, 2000	   2,331,576.800  	33,583,500		 490,167		34,073,667






Partners' Capital,
	December 31,  2000	2,135,799.634  	36,795,254  	587,057		37,382,311

Offering of Units	243,939.922		4,193,471	                  -			4,193,471

Net Loss                                                               -     		 	 (538,942)		(8,918)		(547,860)

Redemptions	   (105,648.726)		(1,829,768)		____-___		(1,829,768)

Partners' Capital,
	June 30, 2001	   2,274,090.830  	38,620,015		 578,139		39,198,154









The accompanying notes are an integral part of these financial statements.



	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                               (547,860)		1,179,458
Noncash item included in net income (loss):
		Net change in unrealized	1,104,679		2,927,962

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	63,640		(3,809)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)                       	45,380                             -
		Accrued management fees (DWFCM)	12,966		(5,792)
		Accrued incentive fees (DWFCM)                                         (205,168)                           -
	  	Accrued administrative expenses                                                  -      	 	    10,406

Net cash provided by operating activities	   473,637		4,108,225


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,193,471	                          -
Increase in subscriptions receivable                                                  (661,379)                         -
Decrease in redemptions payable                                                     (713,787)		(199,438)
Redemptions of Units                                                                      (1,829,768)		(3,291,005)

Net cash provided by (used for) financing activities 	       988,537		(3,490,443)

Net increase in cash	1,462,174		617,782

Balance at beginning of period	   34,507,098		36,135,527

Balance at end of period	   35,969,272		36,753,309






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter DWFCM L.P. (formerly, "DWFCM International Access Fund L.P.") (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter DWFCM L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. On December 1, 2000, the Partnership became one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P., and Morgan Stanley Dean Witter Charter Welton L.P. Each outstanding unit of limited partnership interest ("Unit(s)") in DWFCM International Access Fund L.P. was

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

converted into 100 Units of the Partnership and its name was changed to Morgan Stanley Dean Witter Charter DWFCM L.P. The number of Units outstanding, net income per Unit and net asset value per Unit amounts have been adjusted to reflect this conversion for all prior reporting periods.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Dean Witter Futures & Currency Management Inc. ("DWFCM" or the "Trading Advisor") is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and DWFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL, in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to DWFCM.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturity were as follows:

                    Net Unrealized Gains on Open
                             Contracts                    Longest Maturity
   	              Exchange-  Off-Exchange-           Exchange-  Off-Exchange-
                     Traded      Traded       Total      Traded       Traded
Date                Contracts   Contracts   Contracts   Contracts    Contracts
                        $           $	     $

June 30, 2001       2,341,203    426,119   2,767,322   Dec. 2001	  Oct. 2001
December 31, 2000   2,307,848   1,564,153   3,872,001   June 2002	  March 2001

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $38,310,475 and $36,814,946 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations

General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.



For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $817,393 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.8% were experienced primarily during June in the global interest rate futures markets from short U.S. and German interest rate futures positions as prices jumped higher on weaker-than-expected U.S. and European economic data that set the stage for possible interest rate cuts. In the global stock index futures markets, losses of approximately 2.1% were recorded primarily during late May and June from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn and that corporate earnings will suffer. In the metals markets, losses of approximately 2.1% were incurred primarily during April from short aluminum futures positions as prices rose on technically-based buying and production concerns. In the currency markets, losses of approximately 0.1% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. Offsetting currency gains were recorded during May from short positions in the euro as its value weakened relative to the British pound amid pessimism about European growth prospects. These losses were partially offset by gains of approximately 3.9% recorded in the energy markets primarily during May and June from short natural gas futures positions as prices declined as the American Gas Association reported growing inventories and the lack of demand throughout most of the United States. Total expenses for the three months ended June 30, 2001 were $858,799, resulting in a net loss of $1,676,192. The net asset value of a Unit decreased from $18.01 at March 31, 2001 to $17.24 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,284,335 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.2% were recorded in the energy markets throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the metals markets, losses of approximately 3.0% were recorded primarily during February from long positions in aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and the subsequent concerns over demand. Additional losses were incurred during April from short aluminum futures positions as prices rose on technically-based buying and production concerns. In the global stock index futures markets, losses of approximately 1.5% were recorded primarily during late May and June from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn. These losses were partially offset by gains of approximately 6.7% recorded throughout a majority of the first quarter in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy.

Additional gains were recorded from short positions in Australian interest rate futures as prices moved lower. In the currency markets, gains of approximately 2.2% were recorded during May from short positions in the euro as its value weakened relative to the British pound amid pessimism about European economic growth prospects. Total expenses for the six months ended June 30, 2001 were $1,832,195, resulting in a net loss of $547,860.
The net asset value of a Unit decreased from $17.50 at December 31, 2000 to $17.24 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000

For the quarter ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $766,640. The Partnership posted an increase in net asset value per Unit at June 30, 2000, however, that increase became less than a cent after applying the 100 to 1 December 1st conversion. The most significant gains of approximately 11.6% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend on fears that inventory levels remain low and that U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. These gains were partially offset by losses of approximately 7.4% recorded throughout a majority of the quarter primarily from long positions in U.S. interest rate futures as prices declined on inflation fears provoked by stronger-than-forecasted U.S. economic data. Losses were also recorded throughout the majority of the quarter from short positions in German bund futures as prices were pushed higher by the rise in U.S. prices. In the global stock index futures markets, losses of approximately 1.9% were incurred primarily during April from long positions in S&P 500 Index futures as fears of inflation negatively impacted domestic equity prices. In the currency markets, losses of approximately 1.4% were experienced primarily during April and early May from long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid fears of an additional Bank of Japan intervention and as Japanese consumer confidence remained sluggish. In the metals markets, losses of approximately 0.9% were recorded primarily during June from short aluminum futures positions as prices increased on consumer and speculative buying. Total expenses for the three months ended June 30, 2000 were $729,974, resulting in net income of $36,666. The net asset value of a Unit remained steady at $14.61 from March 31, 2000 to June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $2,784,334 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.8% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend on fears that inventory levels remain low and that U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Oil prices also increased during June in reaction to the dismissal by OPEC of a price setting mechanism and a promise of a modest production increase. In the currency markets, gains of approximately 1.2% were recorded primarily during January from short positions in the Swedish krona, the euro and the Swiss franc as the value of these European currencies weakened relative to the U.S. dollar, hurt by skepticism about Europe's economic outlook and lack of support from European officials. During April, profits were recorded from short positions in the euro as the value of the European common currency dropped to record lows versus the U.S. dollar and British pound. These gains were partially offset by losses of approximately 8.5% recorded throughout a majority of the second quarter from long positions in U.S. interest rate futures as prices declined on inflation fears provoked by stronger-than-forecasted U.S. economic data. Losses were also recorded throughout the majority of the second quarter from short positions in German bund futures as prices were pushed higher by the rise in U.S. prices. In the global stock index futures markets, losses of approximately 3.6% were incurred throughout a majority of the first quarter and during April from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In the metals markets, losses of approximately 3.3% were experienced primarily from long positions in base metal futures as a previous upward price trend reversed sharply lower during February in response to interest rate hikes across the globe. During June, smaller losses were recorded from short aluminum futures positions as prices increased on consumer and speculative buying. Total expenses for the six months ended June 30, 2000 were $1,604,876, resulting in net income of $1,179,458. The net asset value of a Unit increased from $14.14 at December 31, 1999 to $14.61 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $39 million and $34 million, respectively.

	Primary Market	  	   June 30, 2001	   June 30, 2000
	Risk Category		   Value at Risk	   Value at Risk
Currency				 (3.15)%			  (1.62)%
Commodity				 (2.33)	  		  (2.10)
Interest Rate			 (1.14)        	  (1.82)
Equity				 (0.08)			  (0.07)
Aggregate Value at Risk	 (4.15)%              (2.95)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.
Primary Market Risk Category        High        Low       Average
Currency  	(3.15)%	(1.79)%	(2.70)%
Commodity	(2.60)	(1.07)	(1.94)
Interest Rate	(3.11)	(0.53)	(1.78)
Equity		(0.12)	  - 	(0.08)
Aggregate Value at Risk  	 	(4.15)%	(3.67)%	(3.89)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 88% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The Partnership's primary market exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity
Energy. The next largest market exposure of the Partnership this quarter was in the energy sector. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals market exposure at June
30, 2001 was primarily to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. The Trading Advisor will from time to time trade precious metals, such as gold.
Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Interest Rate. At June 30, 2001, the Partnership's exposure in the interest rate market complex was primarily spread across the U.S., Australian and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure was generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada.
However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's equity exposure was to the Nikkei (Japan) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in euros and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

The Partnership registered an additional 1,750,000 Units pursuant to a new Registration Statement on Form S-1 (SEC File Number 333-41684) which became effective on October 11, 2000. Effective December 1, 2000 each Unit outstanding prior to this registration was converted to 100 Units.

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2001, 6,936,214.509 Units were sold, leaving
1,484,647.891 Units unsold at June 30, 2001. The aggregate price of the Units sold through June 30, 2001 was $71,932,253.

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

10.01	  Management Agreement among the Partnership, Demeter
  Management Corporation and DWFCM, dated as of March 1,
  1994, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1
  (File No. 333-41684) filed with the Securities and Exchange Commission on September 22, 2000.

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

(B)	   Reports on Form 8-K.- None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Morgan Stanley Dean Witter Charter DWFCM, L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2001      By:/s/	 Raymond E. Koch_______________
	 Raymond E. Koch
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.