Form 10-Q
period 2001-09-30
DWFCM INTERNATIONAL ACCESS FUND LP
filed 2001-11-13
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to________________

Commission File No. 0-26282

	MORGAN STANLEY CHARTER MSFCM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3775071
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    		      07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Morgan Stanley Dean Witter Charter DWFCM L.P.
Two World Trade Center, 62nd Fl. New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000 ....2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)..................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)..................4

		Statements of Changes in Partners' Capital
		for the Nine Months Ended September 30, 2001 and
		2000 (Unaudited).........................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)..................6

		Notes to Financial Statements (Unaudited).............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.....13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...................................... 22-33

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings....................................34

Item 2.	Changes in Securities and Use of Proceeds.........34-35

Item 6.	Exhibits and Reports on Form 8-K..................35-37






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
                      2001   	         2000
	$	$
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	39,021,280 	                      34,507,098

	Net unrealized gain on open contracts (MS & Co.)	                        1,269,136       	 4,714,032
	Net unrealized gain (loss) on open contracts (MSIL)	     641,847	                          (842,031)

	Total net unrealized gain on open contracts	  1,910,983	                         3,872,001

	     Total Trading Equity	40,932,263 	                     38,379,099

Subscriptions receivable                       	 541,044                           193,359
Interest receivable (Morgan Stanley DW)	       100,613 	                           182,914

	     Total Assets	  41,573,920 	                      38,755,372
LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	541,638  	930,780
	Accrued brokerage fees (Morgan Stanley DW)	240,684  	184,421
	Accrued management fees (DWFCM)	68,767  	                             52,692
	Accrued incentive fees (DWFCM)                                                         -		                        205,168

	     Total Liabilities                      851,089 	                         1,373,061

Partners' Capital

	Limited Partners (2,274,336.684 and
	     2,102,258.734 Units, respectively)                                         40,130,997 	    	                  36,795,254
	General Partner (33,540.900 Units)	     591,834  	                           587,057

	     Total Partners' Capital	  40,722,831  	      37,382,311

Total Liabilities and Partners' Capital	  41,573,920  	    38,755,372

NET ASSET VALUE PER UNIT	                                                              17.65       	               17.50

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	    For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
		Realized	2,369,601		                  (7,210,846)
	 	Net change in unrealized	                                                    (856,339)		                   5,465,820

			Total Trading Results	1,513,262		                 (1,745,026)

	Interest income (Morgan Stanley DW)	       327,773		                     389,107

			Total 	     1,841,035		                 (1,355,919)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	698,646		400,799
	Management fees (DWFCM)	199,613		237,175
	Administrative expenses	-      		       18,000
	Transaction fees and costs	                                                                  -      		      16,665

	Total 	     898,259		    672,639


NET INCOME (LOSS)	     942,776		                 (2,028,558)


NET INCOME (LOSS) ALLOCATION

	  Limited Partners	929,081		                 (1,999,335)
	  General Partner	13,695		                      (29,223)


NET INCOME (LOSS) PER UNIT (NOTE 1)

	  Limited Partners	0.41		                        (0.87)
	  General Partner	0.41		                        (0.87)

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	  $
REVENUES
	Trading profit (loss):
		Realized	 3,878,328		                 (2,291,402)
	Net change in unrealized                                                 (1,961,018)          	       2,537,858

			Total Trading Results	1,917,310		                246,456

	Interest income (Morgan Stanley DW)	   1,208,060		  1,181,959

			Total  	  3,125,370		                 1,428,415


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,008,525		1,376,050
	Management fees (DWFCM)	573,864		771,889
	Incentive fees	148,065	                            -
  	Transaction fees and costs                                                                   - 			75,576
 	Administrative expenses                                                                       -			     54,000

			Total 	   2,730,454		 2,277,515


NET INCOME (LOSS)	       394,916		                   (849,100)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	390,139		(835,785)
	General Partner  	4,777		(13,315)


NET INCOME (LOSS) PER UNIT (NOTE 1)

	Limited Partners                                     0.15                           (0.40)
	General Partner                               0.15 	                          (0.40)


	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
	(Note 1)	$	$	$

Partners' Capital,
	December 31, 1999	2,559,116.400		35,710,955		474,259		36,185,214

Net loss                        -	            (835,785)	(13,315)	                	(849,100)

Redemptions                 (327,031.800)	         (4,661,150)               -   	           (4,661,150)

Partners' Capital,
	September 30, 2000	     2,232,084.600 	        30,214,020 		   460,944		  30,674,964




Partners' Capital,
	December 31, 2000	2,135,799.634		36,795,254		587,057		37,382,311

Offering of Units	                                           350,160.196 		6,052,811	                   - 	   		6,052,811

Net income                                                                     -			390,139		4,777	                 394,916

Redemptions          (178,082.246)	         (3,107,207)                  -   	          (3,107,207)

Partners' Capital,
	September 30, 2001	  2,307,877.584 	  	  40,130,997 		   591,834		  40,722,831











The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	 $	   $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	394,916		                   (849,100)
Noncash item included in net income (loss):
		Net change in unrealized	1,961,018		                (2,537,858)

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	82,301		                       5,846

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	56,263		-
		Accrued management fees (DWFCM)	16,075		  (14,183)
	  	Accrued incentive fees (DWFCM)                              	          (205,168)                            -
		Accrued administrative expenses                                                -			                18,903

Net cash provided by (used for) operating activities	  2,305,405		  (3,376,392)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	6,052,811	                           -
Increase in subscriptions receivable	                                                 (347,685)	                           -
Decrease in redemptions payable	                                                     (389,142)		(148,909)
Redemptions of Units	                                                                      (3,107,207)		  (4,661,150)


Net cash provided by (used for) financing activities 	   2,208,777		  (4,810,059)

Net increase (decrease) in cash	4,514,182		(8,186,451)

Balance at beginning of period	   34,507,098		  36,135,527

Balance at end of period	                                                               39,021,280 		  27,949,076





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter DWFCM L.P. (formerly, "DWFCM International Access Fund L.P.") (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter DWFCM L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. On December 1, 2000, the Partnership became one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P., and Morgan Stanley Dean Witter Charter Welton L.P. Each outstanding unit of limited partnership interest ("Unit(s)") in DWFCM International Access Fund L.P. was converted into 100 Units of the Partnership and its name was

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changed to Morgan Stanley Dean Witter Charter DWFCM L.P. The number of Units outstanding, net income per Unit and net asset value per Unit amounts have been adjusted to reflect this conversion for all prior reporting periods.

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL, in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to DWFCM.

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3) Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.


The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                  Net Unrealized Gains (Losses)
                        on Open Contracts            Longest Maturities


 	         Exchange- Off-Exchange-            Exchange-  Off-Exchange-
                 Traded      Traded      Total     Traded       Traded
Date           Contracts   Contracts   Contracts  Contracts    Contracts
                  $           $		$
Sept. 30, 2001  2,085,820   (174,837) 1,910,983   Mar. 2003   Dec. 2001
Dec. 31, 2000   2,307,848  1,564,153  3,872,001   June 2002   March 2001

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $41,107,100 and $36,814,946 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward

	MORGAN STANLEY DEAN WITTER CHARTER DWFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations

General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.



For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,841,035 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.7% were recorded primarily during July and September in the metals markets from short positions in aluminum and copper futures as base metal prices moved lower amid ongoing demand concerns. In the global interest rate futures markets, gains of approximately 2.5% were recorded primarily during August and September from long positions in short-term U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe haven of shorter maturity fixed income investments. Additional gains were recorded from long positions in U.S. 10-year Treasury note futures, as well as German 10-year bund futures, as prices in these markets also trended higher. Smaller profits of approximately 1.3% were recorded in the global stock index futures markets throughout the quarter from short positions in S&P 500 Index futures as equity prices moved sharply lower amid corporate profit warnings and worries regarding global economic uncertainty. These gains were partially offset by losses of approximately 4.0% experienced in the currency markets primarily during July and September from transactions involving the euro relative to the British pound. Smaller losses were recorded during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to a Japanese repatriation of assets and the weakness in the U.S. dollar resulting from economic pessimism. Total expenses for the three months ended September 30, 2001 were $898,259, resulting in net income of $942,776. The net asset value of a Unit increased from $17.24 at June 30, 2001 to $17.65 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,125,370 and posted an increase in net asset value per Unit.

The most significant gains of approximately 9.3% were recorded during January, February, August and September in the global interest rate futures markets from long positions in short-term U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe haven of shorter maturity fixed income investments. Additional gains were recorded during the first and third quarter from long positions in German interest rate futures as prices trended higher in response to an interest rate cut by the European Central Bank, strength in the euro and weakness in global equity prices. In the metals markets, profits of approximately 1.6% were recorded primarily during July and September from short positions in copper futures as base metal prices moved lower amid ongoing demand concerns. These gains were partially offset by losses of approximately 3.9% recorded in the energy markets throughout the first nine months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and global demand. In the currency markets, losses of approximately 1.8% were experienced primarily during July and September from transactions involving the euro relative to the British pound. Smaller losses were incurred during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. Short yen positions experienced additional losses during August as its value strengthened versus the U.S. dollar due to a Japanese repatriation of assets and the weakness in the U.S. dollar resulting from economic pessimism. Total expenses for the nine months ended September 30, 2001 were $2,730,454, resulting in net income of $394,916. The net asset value of a Unit increased from $17.50 at December 31, 2000 to $17.65 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000

For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,355,919 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.3% were recorded in the energy markets primarily during July and August from long positions in natural gas futures as prices retreated on higher-than-expected inventory numbers, mild weather and technical selling attributed to the decline in crude oil prices. Additional losses were experienced during July from long futures positions in crude oil as prices reversed lower amid growing conviction that Saudi Arabia would follow through with a pledge to boost production. In the global interest rates futures markets, losses of approximately 3.4% were experienced primarily during September from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices in the U.S. and Japan. Additional losses were recorded from long positions in Australian bond futures as prices declined mirroring a recent drop in U.S. Treasury prices. In the global stock index futures markets, losses of approximately 2.9% were recorded primarily during late July from long positions in S&P 500 Index futures as prices declined on fears of additional interest rate hikes in the U.S. and Europe and during September due to jitters in the technology industry as well as from an overall concern regarding the oil markets. In the metals markets, losses were recorded throughout a majority of the quarter from long aluminum futures positions as prices declined amid currency and oil price fluctuations and on fears that the global economy could be set for a growth slowdown. These losses were mitigated by gains recorded during mid September from long copper futures positions as prices rose higher due to a rise in COMEX copper stocks. A portion of the Partnership's overall losses was offset by gains of approximately 4.2% recorded in the currency markets primarily during September from short positions in the euro relative to the British pound as prices were pushed lower on a lack of European support. Additional gains were recorded during July and September from a short Japanese yen position as its value weakened versus the U.S. dollar on a weaker Japanese stock market, corporate failures and overall strengthening of the U.S dollar. Total expenses for the three months ended September 30, 2000 were $672,639, resulting in a net loss of $2,028,558. The net asset value of a Unit decreased from $14.61 at June 30, 2000 to $13.74 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $1,428,415 and, after expenses, posted a decrease in net asset
value per Unit.   The most significant losses of approximately
11.7% were recorded in the global interest rate futures markets primarily throughout a majority of the second quarter and during July from short positions in German bund futures as prices were pushed higher by a rise in U.S. prices. Additional losses were incurred primarily during February from long positions in Japanese government bond futures as prices decreased in response to the yen's weakness and the perception in Japan that, despite a zero interest rate policy, 10-year interest rates were too low. During September, losses were also recorded from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices in the U.S. and Japan. In the global stock index futures markets, losses of approximately 6.3% were incurred throughout a majority of the first quarter and during April, late July and September from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In the metals markets, losses of approximately 3.4% were recorded throughout a majority of the third quarter from long aluminum futures positions as prices declined amid currency and oil price fluctuations and on fears that the global economy could be set for a growth slowdown. A portion of the Partnership's overall losses were partially offset by gains of approximately 12.7% recorded in the energy markets primarily during May from long positions in natural gas futures as prices trended higher on fears that inventory levels remain low. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Oil prices also increased during June in reaction to the dismissal by OPEC of a price setting mechanism and a promise of only a modest production increase. In the currency markets, gains of approximately 5.2% were recorded primarily during March, April and September from short positions in the euro as the value of the European common currency weakened versus the U.S. dollar and British pound on a lack of European support for the common currency. Offsetting currency losses were experienced during March as the value of the Japanese yen reversed higher versus the U.S. dollar, despite dollar buying intervention by the Bank of Japan on two occasions during the month. During April and early May, additional losses were recorded from long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid fears of an additional Bank of Japan intervention and as Japanese consumer confidence remained sluggish. Total expenses for the nine months ended September 30, 2000 were $2,277,515, resulting in a net loss of $849,100. The net asset value of a Unit decreased from $14.14 at December 31, 1999 to $13.74 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $41 million and $31 million, respectively.

	Primary Market	  	 September 30, 2001	 September 30, 2000
	Risk Category		   Value at Risk	   Value at Risk
Interest Rate			 (1.99)%              (0.53)%
Currency				 (1.30) 			  (3.06)
Commodity				 (1.00)			  (2.60)
Equity				 (0.19)			     -
Aggregate Value at Risk	 (2.34)%  	       (3.67)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the
Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.
Primary Market Risk Category        High       Low       Average
Interest Rate	(3.11)%    (1.14)%	(2.14)%
Currency	(3.15)     (1.30)	(2.26)
Commodity	(2.33)     (1.00)	(1.54)
Equity		(0.19)     (0.08)	(0.13)
Aggregate Value at Risk  	 	(4.15)%    (2.34)%	(3.56)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001 by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at September 30, 2001 was to the global interest rate complex. The Partnership's exposure was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals such as gold, and base metals such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Equity. The Partnership's primary equity exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in Australian dollars and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S.
dollars upon liquidation of their respective positions.


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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 7,042,434.783 Units were sold, leaving 1,378,427.617 Units unsold at September 30, 2001. The aggregate price of the Units sold through September 30, 2001 was $73,791,593.

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

3.02 Certificate of Limited Partnership, dated March 1, 1994, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No.
333-71654) filed with the Securities and Exchange Commission on September 22, 2000.

3.03 Certificate of Amendment of Certificate of Limited
Partnership, dated as of October 11, 2000, is incorporated by reference to the Partnership Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and
Exchange Commission on March 30, 2001.

3.04 Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Charter DWFCM L.P.) is incorporated by reference to the Partnership's Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.

10.01 Management Agreement among the Partnership, Demeter and DWFCM, dated as of March 1, 1994, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-71654) filed with the Securities and Exchange Commission on November 12, 1993.

10.01(a)Form of Amended and Restated Management Agreement among the Partnership, Demeter and DWFCM is incorporated by reference to Exhibit 10.01(a) of the Partnership's
Registration Statement on Form S-1 (File No. 333-41684) filed with the Securities and Exchange Commission on September 22, 2000.

10.02	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Morgan Stanley DW is incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K (File No. 0-26282) filed with the Securities and Exchange Commission on March 31, 1999.

10.05	Subscription and Exchange Agreement and Power of Attorney is
incorporated by reference to Exhibit B of the Partnership's
Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.06	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.

10.07	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.

10.08	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.

10.09 Foreign Exchange and Options Master Agreement between Morgan Stanley & Co. Incorporated and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6,
2001.

10.10 Amended and Restated Escrow Agreement among the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter
Millburn L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley DW and the Chase Manhattan Bank is incorporated by reference to Exhibit 10.10 of the Partnership's Registration
Statement on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.

10.13 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.14	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
26282) filed with the Securities and Exchange Commission on November 6, 2001.

(B)  	Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     	                    Morgan Stanley Charter MSFCM, L.P.
                    (Registrant)

                    By: Demeter Management Corporation
                        (General Partner)

November 13, 2001   By:/s/	 Raymond E. Koch
	 Raymond E. Koch
                               	 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.