Form 10-Q
period 2002-03-31
MORGAN STANLEY CHARTER MSFCM LP
filed 2002-05-14
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26282

	MORGAN STANLEY CHARTER MSFCM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3775071
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Fl., New York, NY		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY CHARTER MSFCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 2.	Changes in Securities and Use of Proceeds.......... 31-32

Item 6.	Exhibits and Reports on Form 8-K....................32-34









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                     2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	47,284,959	43,273,083

	Net unrealized loss on open contracts (MSIL)	 (186,738)	(1,148,932)
	Net unrealized gain (loss) on open contracts (MS & Co.)	 (2,978,842)	          47,467

	Total net unrealized loss on open contracts	  (3,165,580)	   (1,101,465)

	     Total Trading Equity	44,119,379	42,171,618

	Subscriptions receivable	1,350,426	1,275,759
	Interest receivable (Morgan Stanley DW)	      65,930	          66,817

	     Total Assets	45,535,735	   43,514,194

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued brokerage fees (Morgan Stanley DW)	255,951	252,816
	Redemptions payable 	193,609	789,197
	Accrued management fees (MSFCM)	       73,129	          72,233

	     Total Liabilities	     522,689	    1,114,246

Partners' Capital

	Limited Partners (2,645,337.243 and
	   2,471,774.794 Units, respectively)	44,449,460	41,832,302
	General Partner (33,540.900 Units)	     563,586	        567,646

	Total Partners' Capital	45,013,046	   42,399,948

	Total Liabilities and Partners' Capital	45,535,735	  43,514,194


NET ASSET VALUE PER UNIT	         16.80	            16.92

	The accompanying notes are an integral part of these financial statements.



	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	2,536,736	3,058,691
		Net change in unrealized	  (2,064,115)	   (1,460,600)

			Total Trading Results 	472,621	1,598,091

	Interest Income (Morgan Stanley DW)	      185,665	       503,637

			Total  	      658,286	    2,101,728


EXPENSES

	Brokerage fees (Morgan Stanley DW)	757,897	641,924
	Management fees (MSFCM) 	216,543	183,407
	Incentive fees (MSFCM)	          -      	      148,065

			Total 	     974,440	      973,396


NET INCOME (LOSS)	   (316,154)	  1,128,332


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(312,094)	1,111,324
	General Partner	(4,060)	17,008


NET INCOME (LOSS) PER UNIT

	Limited Partners	(.12)	.51
	General Partner	(.12)	.51




	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                               $                           $                        $

Partners' Capital,
   December 31, 2000	2,135,799.634	36,795,254	587,057	37,382,311

Offering of Units	85,762.388	1,464,894	-	1,464,894

Net Income	-	1,111,324	17,008	1,128,332

Redemptions	    (63,155.800)	  (1,103,053)	     -       	(1,103,053)

Partners' Capital,
   March 31, 2001	  2,158,406.222	   38,268,419	604,065	38,872,484





Partners' Capital,
	December 31, 2001	2,505,315.694	41,832,302	567,646	42,399,948

Offering of Units	249,499.976	4,226,055	-	4,226,055

Net Loss	-	(312,094)	(4,060)	(316,154)

Redemptions	(75,937.527)	(1,296,803)	      -      	(1,296,803)

Partners' Capital,
	March 31, 2002	2,678,878.143	44,449,460	563,586	45,013,046








The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER  MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(316,154)	1,128,332
Noncash item included in net income (loss):
		Net change in unrealized	2,064,115	1,460,600

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	887	17,377

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	3,135	28,748
		Accrued management fees (MSFCM)	896	         8,214
		Incentive fees payable (MSFCM)	       -       	      (56,820)

Net cash provided by operating activities	1,752,879	 2,586,451


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,226,055	1,464,894
Increase in subscriptions receivable	(74,667)	(183,376)
Decrease in redemptions payable	(595,588)	    (297,213)
Redemptions of Units 	(1,296,803)	(1,103,053)


Net cash provided by (used for) financing activities	2,258,997	    (118,748)

Net increase in cash	4,011,876	2,467,703

Balance at beginning of period	43,273,083	34,507,098

Balance at end of period	47,284,959	36,974,801




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter MSFCM, L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter MSFCM L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter Welton L.P.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Advisor") is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                Net Unrealized Gains (Losses)
                       On Open Contracts                   Longest Maturities

                  Exchange-   Off-Exchange-            Exchange- Off-Exchange-
Date               Traded        Traded       Total     Traded      Traded
                     $              $           $

Mar. 31, 2002	1,224,874	(4,390,454)	(3,165,580)	Dec. 2002	Jun. 2002
Dec. 31, 2001	(737,333)	(364,132)	(1,101,465)	Jun. 2003	Apr. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $48,509,833 and $42,535,750 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading revenues, including interest income, of $658,286 and after expenses, posted a decrease in net asset value per Unit.
The most significant trading losses of approximately 8.2% were recorded in the currency markets primarily during March from positions in the euro versus the U.S. dollar and British pound following short-term choppy price movement. Additional losses were recorded in early March from previously established short positions in the Japanese yen when it strengthened against the dollar following asset repatriation from the U.S. to Japan and a drop in Japan's unemployment rate. Continued strength in the yen through mid March resulted in the establishment of new long positions, which eventually added to earlier losses when the value of the yen fell on news that asset repatriation would end with the Japanese fiscal year. Smaller losses of approximately 0.5% were recorded in the metals markets primarily during January from gold futures positions when prices moved in an erratic manner on conflicting supply concerns and a weak economic outlook. The most significant gains of approximately 10.4% were recorded in the energy markets mostly during March from previously established long positions in crude oil futures when prices continued trending higher amid escalating Middle East tensions and supply/demand factors. Additional gains were recorded during January from previously established short natural gas futures positions when prices declined following a higher-than-expected American Gas Association inventory report and forecasts of mild weather for the Eastern U.S. Total expenses for the three months ended March 31, 2002 were $974,440, resulting in a net loss of $316,154. The net asset value of a Unit decreased from $16.92 December 31, 2001 to $16.80 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $2,101,728 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.7% were recorded in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher during January and February amid weak Japanese stock prices and disappointing economic data in that country. Profits were also recorded from long positions in German and U.S. interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. In the currency markets, gains of approximately 2.1% were recorded throughout the majority of the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Smaller currency gains were recorded from short Australian dollar positions as its value weakened relative to the U.S. dollar on evidence of a weak Australian economy. Profits of approximately 0.6% were recorded in the global stock index futures markets throughout the quarter from short positions in U.S. economic stock index futures as equity prices trended lower on worries that the U.S. economic slowdown would ignite a global downturn. These gains were partially offset by losses of approximately 6.8% recorded primarily during January in the energy markets from short futures positions in crude oil and its related products as prices increased amid OPEC production cuts and a tightening in U.S. crude oil supplies. Additional losses were recorded from long positions in natural gas futures as prices reversed their previous sharp upward trend during January amid bearish inventory data and forecasts for warmer weather. In the metals markets, losses of approximately 0.9% were recorded primarily during February from long positions in aluminum futures as prices moved lower pressured by the decline in the U.S. equities market and concerns over demand. Total expenses for the three months ended March 31, 2001 were $973,396, resulting in net income of $1,128,332. The net asset value of a Unit increased from $17.50 at December 31, 2000 to $18.01 at March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $45 million and $39 million, respectively.

	Primary Market          March 31, 2002     March 31, 2001
     Risk Category            Value at Risk      Value at Risk

Currency	(3.64)%	  (2.80)%
     Interest Rate	(2.11)	  (2.33)
     Equity	(0.09)	  (0.12)
     Commodity 	(2.58)	  (1.77)
     Aggregate Value at Risk	(4.77)%	  (4.04)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(3.64)%	(1.30)%	(2.92)%

Interest Rate 	(2.11)	(1.07)	(1.58)

Equity  	(0.19)	-	(0.09)

Commodity	(2.58)	(0.82)	(1.68)

Aggregate Value at Risk	(4.77)%	(2.34)%	(3.75)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 98% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At March 31, 2002, interest rate exposure was primarily spread across the Japanese and German sectors.
Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2002, equity exposure was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposure was the Nikkei (Japan) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of base metals, such as copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at March 31, 2002 was in Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
(d)  Use of Proceeds
The Partnership registered 100,000 Units in its initial offering of March 3, 1994 and subsequent supplemental offerings. Through December 31, 1994, 66,708.624 Units were sold, leaving 33,291.376
Units unsold, which were ultimately de-registered. The aggregate price of the Units sold through December 31, 1994 was $67,394,951.

On December 1, 2000, the Partnership converted each outstanding Unit into 100 Units as it became one of the Charter Series of funds. The Partnership registered an additional 1,750,000 Units pursuant to a new Registration Statement on Form S-1 (SEC File Number 333-41684) which became effective on October 11, 2000.

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2002, 7,561,268.348 Units were sold, leaving
859,594.052 Units unsold at March 31, 2002. The aggregate price of the Units sold through March 31, 2002 was $82,764,710.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, dated as of October 31,
2000, is incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 25, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated March 1, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-71654) filed with the Securities and Exchange
Commission on November 12, 1993.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated October 11, 2000, is incorporated by
reference to Exhibit 3.03 of the Partnership's Post-
Effective Amendment No. 1 to the Registration Statement
on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Charter DWFCM L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and MSFCM, dated as of December 1,
2000 incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26282) for fiscal year ended December 31, 2001, filed on March 28, 2002.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 25, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on May 8, 2002.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-26282) filed with
the Securities and Exchange Commission on November 6,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.05	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
26282) filed with the Securities and Exchange Commission
on November 6, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Millburn
L.P., Morgan Stanley Charter Welton L.P., Morgan Stanley
DW, and The Chase Manhattan Bank is incorporated by reference to Exhibit 10.10 of the Partnership's Post-
Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.

10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated April 25, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on May 8, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
(B)	  Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Morgan Stanley Charter MSFCM L.P.
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By: /s/  Raymond E. Koch
                                 Raymond E. Koch
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.