Form 10-Q
period 2002-06-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2002-08-12
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400




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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months
		Ended June 30, 2002 and 2001 (Unaudited)...................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-35

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 2.	Changes in Securities and Use of Proceeds...........36-37

Item 6.	Exhibits and Reports on Form 8-K....................37-39





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                 2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	49,801,432	43,273,083

	Net unrealized gain on open contracts (MS & Co.)	8,968,869 	          47,467
	Net unrealized loss on open contracts (MSIL)	 (1,022,325)	 (1,148,932)

	Total net unrealized gain (loss) on open contracts	   7,946,544	   (1,101,465)

	     Total Trading Equity	57,747,976	42,171,618

	Subscriptions receivable	1,668,666	1,275,759
	Interest receivable (Morgan Stanley DW)	        71,992	          66,817

	     Total Assets	 59,488,634	   43,514,194

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees (MSFCM)	1,117,140	-
	Redemptions payable 	501,951	789,197
	Accrued brokerage fees (Morgan Stanley DW)	284,504	252,816
	Accrued management fees (MSFCM)	       84,298	          72,233

	     Total Liabilities	  1,987,893	    1,114,246

Partners' Capital

	Limited Partners (2,816,074.652 and
	   2,471,774.794 Units, respectively)	56,823,939	41,832,302
	General Partner (33,540.900 Units)	     676,802	        567,646

	Total Partners' Capital	57,500,741	   42,399,948

	Total Liabilities and Partners' Capital	59,488,634	  43,514,194


NET ASSET VALUE PER UNIT	         20.18	           16.92

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	185,429	(1,549,964)
		Net change in unrealized	  11,112,124	    355,921

			Total Trading Results 	11,297,553	(1,194,043)

	Interest income (Morgan Stanley DW)	        204,994	     376,650

			Total  	   11,502,547	    (817,393)


EXPENSES

	Incentive fees (MSFCM)	  1,117,140                	         -
	Brokerage fees (Morgan Stanley DW)	808,459	667,955
	Management fees (MSFCM) 	       236,765	      190,844

			Total 	    2,162,364	      858,799


NET INCOME (LOSS)	                   9,340,183 	  (1,676,192)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	9,226,967	(1,650,266)
	General Partner	113,216	(25,926)


NET INCOME (LOSS) PER UNIT

	Limited Partners	3.38	(0.77)
	General Partner	3.38	(0.77)


	The accompanying notes are an integral part of these financial statements.

<table>-

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	2,722,165	1,508,727
		Net change in unrealized	                   9,048,009 	 (1,104,679)

			Total Trading Results 	11,770,174	404,048

	Interest income (Morgan Stanley DW)	       390,659	     880,287

			Total  	  12,160,833	  1,284,335


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,566,356	1,309,879
	Incentive fees (MSFCM)	1,117,140	148,065
	Management fees (MSFCM) 	       453,308	     374,251

			Total 	    3,136,804	  1,832,195


NET INCOME (LOSS)	                    9,024,029	   (547,860)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	8,914,873	(538,942)
	General Partner	109,156	(8,918)


NET INCOME (LOSS) PER UNIT

	Limited Partners	3.26	(0.26)
	General Partner	3.26	(0.26)




	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                              $                         $                        $

Partners' Capital,
   December 31, 2000	2,135,799.634	36,795,254	587,057	37,382,311

Offering of Units	243,939.922	4,193,471	-	4,193,471

Net Loss	-	(538,942)	(8,918)	(547,860)

Redemptions	    (105,648.726)	  (1,829,768)	     -       	(1,829,768)

Partners' Capital,
   June 30, 2001	  2,274,090.830	   38,620,015	578,139	39,198,154





Partners' Capital,
	December 31, 2001	2,505,315.694	41,832,302	567,646	42,399,948

Offering of Units	484,947.054	8,581,916	-	8,581,916

Net Income	-	8,914,873	109,156	9,024,029

Redemptions	   (140,647.196)	(2,505,152)	      -      	(2,505,152)

Partners' Capital,
	June 30, 2002	2,849,615.552	56,823,939	676,802	57,500,741








The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER  MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	9,024,029	(547,860)
Noncash item included in net income (loss):
		Net change in unrealized	(9,048,009)	1,104,679

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(5,175)	63,640

Increase (decrease) in operating liabilities:
		Accrued incentive fees (MSFCM)	                  1,117,140	   (205,168)
		Accrued brokerage fees (Morgan Stanley DW)	31,688	45,380
		Accrued management fees (MSFCM)	       12,065	      12,966

Net cash provided by operating activities	  1,131,738 	    473,637


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	8,581,916	4,193,471
Increase in subscriptions receivable	(392,907)	(661,379)
Decrease in redemptions payable	(287,246)	    (713,787)
Redemptions of Units 	                   (2,505,152)	(1,829,768)

Net cash provided by financing activities	    5,396,611	    988,537

Net increase in cash	6,528,349	1,462,174

Balance at beginning of period	  43,273,083	34,507,098

Balance at end of period	                  49,801,432 	35,969,272






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Advisor") is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                Net Unrealized Gains (Losses)
                       On Open Contracts                   Longest Maturities

                  Exchange-   Off-Exchange-            Exchange- Off-Exchange-
Date               Traded        Traded       Total     Traded      Traded
                     $              $           $

Jun. 30, 2002	1,854,318	6,092,226	7,946,544	Mar. 2004	Sep. 2002
Dec. 31, 2001	(737,333)	(364,132)	(1,101,465)	Jun. 2003	Apr. 2002

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $51,655,750 and $42,535,750 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED) in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $11,502,547 and posted an increase in net asset value per Unit. The most significant gains of approximately 29.7% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 5.8% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's gains was offset by losses of approximately 7.5% recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Additional losses of approximately 2.5% were recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the three months ended June 30, 2002 were $2,162,364, resulting in net income of $9,340,183. The net asset value of a Unit increased from $16.80 at March 31, 2002 to $20.18 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $12,160,833 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.1% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 5.4% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Gains of approximately 2.1% were recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices trended higher amid escalating Middle East tensions and supply and demand factors. A portion of the Partnership's gains was offset by losses of approximately 2.9% recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the six months ended June 30, 2002 were $3,136,804, resulting in net income of $9,024,029. The net asset value of a Unit increased from $16.92 at December 31, 2001 to $20.18 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $817,393 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.8% were experienced primarily during June in the global interest rate futures markets from short U.S. and German interest rate futures positions as prices jumped higher on weaker than expected U.S. and European economic data that set the stage for possible interest rate cuts. In the global stock index futures markets, losses of approximately 2.1% were recorded primarily during late May and June from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn and that corporate earnings will suffer. In the metals markets, losses of approximately 2.1% were incurred primarily during April from short aluminum futures positions as prices rose on technically-based buying and production concerns. In the currency markets, losses of approximately 0.1% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. Offsetting currency gains were recorded during May from short positions in the euro as its value weakened relative to the British pound amid pessimism about European growth prospects. These losses were partially offset by gains of approximately 3.9% recorded in the energy markets primarily during May and June from short natural gas futures positions as prices declined as the American Gas Association reported growing inventories and the lack of demand throughout most of the U.S. Total expenses for the three months ended June 30, 2001 were $858,799, resulting in a net loss of $1,676,192. The net asset value of a Unit decreased from $18.01 at March 31, 2001 to $17.24 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $58 million and $39 million, respectively.

	Primary Market          June 30, 2002     June 30, 2001
     Risk Category           Value at Risk     Value at Risk

     Interest Rate	(3.24)%	(1.14)%
Currency	(2.91)	(2.33)
     Equity	(0.16)	(0.08)
     Commodity 	(0.75)	  (2.19)
     Aggregate Value at Risk	(4.30)%	  (3.17)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(3.24)%	(1.07)%	(2.10)%

Currency   	(2.91)	(1.71)	(2.48)

Equity  	(0.19)	-	(0.11)

Commodity	(2.58)	(0.75)	(1.29)

Aggregate Value at Risk	(4.30)%	(2.59)%	(3.55)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 76% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2002 was to the interest rate sector. Exposure was primarily spread across the Japanese and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. At June 30, 2002, the equity exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposure was the S&P 500 stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at June 30, 2002 was Japanese yen.
 The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
(d) Use of Proceeds
The Partnership initially registered 100,000 Units in its initial offering of March 3, 1994 and subsequent supplemental offerings. Through December 31, 1994, 66,708.624 Units were sold, leaving 33,291.376 Units unsold, which were ultimately de-registered. The aggregate price of the Units sold through December 31, 1994 was $67,394,951.

On December 1, 2000, the Partnership converted each outstanding Unit into 100 Units as it became one of the Charter Series of funds. The Partnership registered an additional 1,750,000 Units pursuant to a new Registration Statement on Form S-1 (SEC File Number 333-41684) which became effective on October 11, 2000.

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are sold continuously at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2002, 7,796,715.426 Units were sold, leaving
624,146.974 Units unsold at June 30, 2002. The aggregate price of the Units sold through June 30, 2002 was $87,120,571.

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
Agreement of the Partnership, dated as of October 31,
2000, is incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
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
10.07	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Millburn
L.P., Morgan Stanley Charter Welton L.P., Morgan Stanley
DW, and The Chase Manhattan Bank is incorporated by reference to Exhibit 10.10 of the Partnership's Post-
Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.

10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
99.01	Certification of Periodic Financial Reports.

(B)	  Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter MSFCM L.P.
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 12, 2002         By: /s/  Raymond E. Koch
                                 Raymond E. Koch
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter MSFCM L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter MSFCM L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 12, 2002