Form 10-Q
period 2002-09-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2002-11-12
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26282

	MORGAN STANLEY CHARTER MSFCM L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3775071
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ 			   07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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


	MORGAN STANLEY CHARTER MSFCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001...........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited).....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited).....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)...5

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2002 and 2001 (Unaudited)...............6

		Notes to Financial Statements (Unaudited)................7-12

Item 2.	Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........13-22

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk..........................................23-36

Item 4. Controls and Procedures.................................36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................37

Item 2. Changes in Securities and Use of Proceeds............37-38

Item 5. Other Information....................................38-40

Item 6. Exhibits and Reports on Form 8-K.....................40-42


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
                        2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	70,471,569	43,273,083

	Net unrealized gain (loss) on open contracts (MSIL)	355,864	          (1,148,932)
	Net unrealized gain on open contracts (MS&Co.)	        249,149	         47,467

	Total net unrealized gain (loss) on open contracts	        605,013	   (1,101,465)

	     Total Trading Equity	71,076,582	42,171,618

Subscriptions receivable	4,258,990	1,275,759
Interest receivable (Morgan Stanley DW)	          93,823	          66,817

	     Total Assets	   75,429,395	   43,514,194

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees (MSFCM)	1,453,679	-
	Redemptions payable 	547,312	789,197
	Accrued brokerage fees (Morgan Stanley DW)	375,628	252,816
	Accrued management fees (MSFCM)	        111,298	          72,233

	     Total Liabilities	     2,487,917	    1,114,246

Partners' Capital

	Limited Partners (3,228,359.925 and
	     2,471,774.794 Units, respectively)	72,132,057	41,832,302
	General Partner (36,226.666 and
	     33,540.900 Units, respectively)	        809,421	        567,646

	Total Partners' Capital	   72,941,478	   42,399,948

	Total Liabilities and Partners' Capital	   75,429,395	  43,514,194


NET ASSET VALUE PER UNIT	            22.34	           16.92

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	16,027,187	2,369,601
		Net change in unrealized	     (7,341,531)	     (856,339)
				8,685,656	1,513,262
	Other revenue	         292,406	             -

			Total Trading Results 	8,978,062	1,513,262

	Interest income (Morgan Stanley DW)	         263,893	     327,773

			Total  	      9,241,955	  1,841,035


EXPENSES

	Incentive fees (MSFCM)	                 1,465,580	         -
	Brokerage fees (Morgan Stanley DW)	1,047,411	698,646
	Management fees (MSFCM) 	         310,345	      199,613

			Total 	      2,823,336	      898,259


NET INCOME	      6,418,619	      942,776


NET INCOME ALLOCATION

	Limited Partners	6,346,000	929,081
	General Partner	 72,619	13,695


NET INCOME PER UNIT

	Limited Partners	2.16	0.41
	General Partner	2.16	0.41





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	 18,749,352 	3,878,328
		Net change in unrealized	     1,706,478 	  (1,961,018)
				20,455,830	1,917,310
	Other revenue	        292,406 	             -

			Total Trading Results 	   20,748,236	1,917,310

	Interest income (Morgan Stanley DW)	        654,552 	  1,208,060

			Total  	    21,402,788 	  3,125,370


EXPENSES

	Brokerage fees (Morgan Stanley DW)	     2,613,767	2,008,525
	Incentive fees (MSFCM)	2,582,720	148,065
	Management fees (MSFCM) 	        763,653 	     573,864

			Total 	    5,960,140 	 2,730,454


NET INCOME	  15,442,648 	    394,916


NET INCOME ALLOCATION

	Limited Partners	 15,260,873 	390,139
	General Partner	181,775 	4,777


NET INCOME PER UNIT

	Limited Partners	5.42 	0.15
	General Partner	5.42 	0.15



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	  Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                                 $                         $                        $

Partners' Capital,
   December 31, 2000	2,135,799.634	36,795,254	587,057	37,382,311

Offering of Units	350,160.196	6,052,811	-       	6,052,811

Net Income	-	390,139	4,777	394,916

Redemptions	   (178,082.246)	   (3,107,207)	       -        	 (3,107,207)

Partners' Capital,
   September 30, 2001	  2,307,877.584	   40,130,997 	  591,834 	   40,722,831





Partners' Capital,
	December 31, 2001	2,505,315.694	41,832,302	567,646	42,399,948

Offering of Units	973,950.015	19,143,202	60,000	19,203,202

Net Income	 - 	15,260,873	181,775	15,442,648

Redemptions	   (214,679.118) 	 (4,104,320) 	        -     	   (4,104,320)

Partners' Capital,
	September 30, 2002	  3,264,586.591 	 72,132,057 	      809,421 	   72,941,478









The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER  MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	 15,442,648	394,916
Noncash item included in net income:
		Net change in unrealized	(1,706,478)	1,961,018

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(27,006)	82,301

Increase (decrease) in operating liabilities:
		Accrued incentive fees (MSFCM)	1,453,679	   (205,168)
		Accrued brokerage fees (Morgan Stanley DW)	122,812	56,263
		Accrued management fees (MSFCM)	          39,065 	        16,075

Net cash provided by operating activities	   15,324,720 	    2,305,405


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	19,203,202	6,052,811
Increase in subscriptions receivable	(2,983,231)	(347,685)
Decrease in redemptions payable	(241,885)	    (389,142)
Redemptions of Units 	    (4,104,320) 	 (3,107,207)

Net cash provided by financing activities	    11,873,766 	  2,208,777

Net increase in cash	27,198,486 	4,514,182

Balance at beginning of period	     43,273,083 	 34,507,098

Balance at end of period	     70,471,569 	 39,021,280






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $292,406 as of August 31, 2001

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                Net Unrealized Gains (Losses)
                       On Open Contracts                   Longest Maturities

                  Exchange-   Off-Exchange-            Exchange- Off-Exchange-
Date               Traded        Traded       Total     Traded      Traded
                     $              $           $

Sep. 30, 2002	3,597,691	(2,992,678)	605,013	Jun. 2004	Dec. 2002
Dec. 31, 2001	(737,333)	(364,132)	(1,101,465)	Jun. 2003	Apr. 2002

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $74,069,260 and $42,535,750 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements

MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $9,241,955 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.5% were recorded in the global interest rate futures markets from previously established long positions in German and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 2.2% were recorded in the energy futures markets, primarily during August and September, from long positions in crude oil futures as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 6.6% in the currency markets from previously established long positions in the Swedish krona and Swiss franc relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. On February 27,
2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $292,406 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $2,823,336, resulting in net income of $6,418,619. The net asset value of a Unit increased from $20.18 at June 30, 2002 to $22.34 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $21,402,788 and posted an increase in net asset value per Unit. The most significant gains of approximately 27.0% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 11.2% were recorded, primarily during May and June, from previously established long positions in the Japanese yen, Swiss franc, and euro relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict.
Gains of approximately 4.3% were recorded in the energy markets from long positions in crude oil futures as prices trended higher during March, August, and September due to escalating tensions in the Middle East. A portion of the Partnership's overall gains was offset by losses of approximately 3.6% in the metals markets from positions in aluminum and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $5,960,140, resulting in net income of $15,442,648. The net asset value of a Unit increased from $16.92 at December 31, 2001 to $22.34 at September 30, 2002.

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
















       Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001.
At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $73 million and $41 million, respectively.
	Primary Market      September 30, 2002  September 30, 2001
     Risk Category          Value at Risk      Value at Risk

Currency	(2.34)% 	(1.71)%
     Interest Rate	(1.23) 	(1.99)
     Equity	(0.03) 	(0.19)
     Commodity 	(2.61) 	  (1.03)
     Aggregate Value at Risk	(3.61)%	 (2.59)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(2.91)% 	(2.34)% 	(2.64)%

Interest Rate 	(3.24) 	(1.07) 	(1.91)

Equity  	(0.16) 	- 	(0.07)

Commodity	(2.61) 	(0.75) 	(1.69)

Aggregate Value at Risk	(4.30)% 	(3.12)% 	(3.81)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 84% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At September 30, 2002, exposure was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2002, the primary equity exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposure was to the Nikkei (Japan) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the Japanese index. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4.	CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.










       PART II.  OTHER INFORMATION

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

The Partnership registered an additional 3,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on July 29, 2002 (SEC File Number 333-85074).

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are sold continuously at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through September 30, 2002, 8,283,032.621 Units were sold, leaving 3,137,829.779 Units unsold at September 30, 2002. The aggregate price of the Units sold through September 30, 2002 was 97,681,857.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 5.  OTHER INFORMATION
Change in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior

Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
10.07	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Millburn
L.P., Morgan Stanley Charter Welton L.P., Morgan Stanley
DW, and The Chase Manhattan Bank is incorporated by
reference to Exhibit 10.10 of the Partnership's Post-
Effective Amendment No. 1 to the Registration Statement
on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, the general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership.

(B)	  Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter MSFCM L.P.
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By: /s/  Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
	     Jeffrey A. Rothman
	     President, Demeter Management
	     Corporation, general partner
	     of the Partnership

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter MSFCM L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	 Jeffrey A. Rothman

Name:		 Jeffrey A. Rothman
Title:	 President

Date:		 November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter MSFCM L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	   /s/ Jeffrey D. Hahn

Name:		 Jeffrey D. Hahn
Title:	 Chief Financial Officer

Date:		 November 14, 2002