Form 10-Q
period 2003-06-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2003-08-18
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

Registrant?s telephone number, including area code (212) 310-6444






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


       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002......................... 2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)........................ 3

		Statements of Operations for the Six Months
		Ended June 30, 2003 and 2002 (Unaudited)................. .4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited)..... . 5

		Statements of Cash Flows for the Six Months
		Ended June 30, 2003 and 2002 (Unaudited)................. .6

   		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations...... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk........................................ 22-34

Item 4. Controls and Procedures................................35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 36

Item 2.	Changes in Securities and Use of Proceeds...........36-37

Item 5.	Other Information......................................38

Item 6.	Exhibits and Reports on Form 8-K....................38-40



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	 December 31,
            2003      	           2002
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	134,986,176	73,899,220

	Net unrealized gain (loss) on open contracts (MS&Co.)	(1,265,753)	          9,592,834
	Net unrealized loss on open contracts (MSIL)	   (2,706,860)	  (2,026,931)

	Total net unrealized gain (loss) on open contracts	   (3,972,613)	   7,565,903

	     Total Trading Equity	131,013,563	81,465,123

Subscriptions receivable	15,228,846	3,667,007
Interest receivable (Morgan Stanley DW)	       121,080	        78,484

	     Total Assets	 146,363,489 	 85,210,614

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Accrued brokerage fees (Morgan Stanley DW)	838,725	                        428,726
	Redemptions payable 	488,136	276,125
	Accrued management fees (MSFCM)	    248,510	    127,030

	     Total Liabilities	   1,575,371	      831,881

Partners? Capital

	Limited Partners (6,209,178.480 and
	     3,820,623.306 Units, respectively)	143,192,914	83,443,360
	General Partner (69,171.769 and
	     42,827.965 Units, respectively)	     1,595,204	       935,373

	Total Partners? Capital	  144,788,118	  84,378,733

	Total Liabilities and Partners? Capital	   146,363,489	  85,210,614

NET ASSET VALUE PER UNIT	              23.06	           21.84

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	     For the Quarters Ended June 30,

	    2003   	   2002
	    $    	   $
REVENUES
	Trading profit (loss):
		Realized	(4,909,387)	185,429
		Net change in unrealized	    (3,170,176)	 11,112,124

			Total Trading Results 	(8,079,563)	11,297,553

	Interest income (Morgan Stanley DW)	        359,726	      204,994

			Total  	   (7,719,837)	  11,502,547


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,284,344	808,459
	Management fees (MSFCM)	676,843	236,765
	Incentive fees (MSFCM) 	      12,236	  1,117,140

			Total 	   2,973,423	  2,162,364


NET INCOME (LOSS)	  (10,693,260)	  9,340,183


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(10,575,283)	9,226,967
	General Partner	(117,977)	113,216


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.75)	3.38
	General Partner	(1.75)	3.38




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Six Months Ended June 30,

	    2003   	   2002
	    $    	   $
REVENUES
	Trading profit (loss):
		Realized	17,975,765	2,722,165
		Net change in unrealized	 (11,538,516)	  9,048,009

			Total Trading Results 	6,437,249	11,770,174

	Interest income (Morgan Stanley DW)	        649,092	      390,659

			Total  	     7,086,341	 12,160,833


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,033,167	1,566,356
	Incentive fees (MSFCM)	2,010,766	1,117,140
	Management fees (MSFCM) 	   1,195,013	     453,308

			Total 	   7,238,946	  3,136,804


NET INCOME (LOSS)	    (152,605)	  9,024,029


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(152,436)	8,914,873
	General Partner	(169)	109,156


NET INCOME PER UNIT

	Limited Partners	1.22	3.26
	General Partner	1.22	3.26


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	 Units of
	  Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                   $                         $                        $

Partners? Capital,
   December 31, 2001	2,505,315.694	41,832,302	567,646	42,399,948

Offering of Units	484,947.054	8,581,916                 ?		8,581,916

Net Income                                                              ?		8,914,873	109,156	9,024,029

Redemptions	   (140,647.196)	   (2,505,152)	          ?       	 (2,505,152)

Partners? Capital,
   June 30, 2002	 2,849,615.552	  56,823,939	  676,802 	 57,500,741





Partners? Capital,
	December 31, 2002	3,863,451.271	83,443,360	935,373	84,378,733

Offering of Units	                                           2,561,633.894	63,614,027             660,000	64,274,027

Net Loss                                                                    ?		(152,436)	(169)	(152,605)

Redemptions	   (146,734.916)	   (3,712,037)	          ?       	 (3,712,037)

Partners? Capital,
	June 30, 2003	                                          6,278,350.249	  143,192,914	 1,595,204 	144,788,118






The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER  MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2003     	      2002
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(152,605)	9,024,029
Noncash item included in net income (loss):
		Net change in unrealized	11,538,516	(9,048,009)

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(42,596)	(5,175)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	409,999	31,688
		Accrued management fees (MSFCM)	121,480	12,065
		Accrued incentive fees (MSFCM)	                   ?       	  1,117,140

Net cash provided by operating activities	   11,874,794	   1,131,738


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	64,274,027	8,581,916
Increase in subscriptions receivable	(11,561,839)	(392,907)
Increase (decrease) in redemptions payable	212,011	    (287,246)
Redemptions of Units 	   (3,712,037)	 (2,505,152)

Net cash provided by financing activities	   49,212,162	  5,396,611

Net increase in cash	61,086,956	6,528,349

Balance at beginning of period	   73,899,220	 43,273,083

Balance at end of period                                                                134,986,176		 49,801,432



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter MSFCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter MSFCM L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS &
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Morgan Stanley Futures & Currency Management Inc. (?MSFCM? or the ?Trading Advisor?) is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No.
133, ?Accounting for Derivative Instruments and Hedging
Activities? (?SFAS No. 133?).  SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

                Net Unrealized Gains (Losses)
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded       Traded        Total     Traded       Traded
                    $            $             $

Jun. 30, 2003  (7,054,995)    3,082,382   (3,972,613)  Mar. 2005		  Sep. 2003
Dec. 31, 2002	22,623	7,543,280	7,565,903   Sep. 2004		Apr. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets.

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $127,931,181 and $73,921,843 at June 30, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTCLUDED)


Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.



       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading losses, net of interest income, of $7,719,837 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.5% were recorded in the metals markets during April and May from short positions in aluminum, nickel, and copper futures as prices reversed higher amid renewed optimism concerning future growth in industrial demand and a rebound in U.S. equity prices. During June, losses in this sector resulted from long positions in aluminum futures as prices declined in anticipation of an interest rate cut by the U.S. Federal Reserve. Losses of approximately 2.0% were recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower during June following news of larger than expected U.S. reserves. A portion of the Partner-ship?s overall losses was offset by gains of approximately 1.4% recorded in the global interest rate markets, primarily during May, from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of
       approximately 1.0% in the currency markets were experienced during April and May from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened and the U.S. dollar weakened amid significant interest rate differentials between the two countries. Long positions in the euro versus the Japanese yen provided additional gains as the value of the euro continued to trend higher following the European Central Bank?s decision to leave interest rates unchanged. Gains of approximately 1.0% in the global stock index markets were recorded during May and June from long positions in S&P 500 Index futures as equity prices rallied in response to renewed expectations for a U.S. interest rate cut. Total expenses for the three months ended June 30, 2003 were $2,973,423, resulting in a net loss of $10,693,260. The net asset value of a Unit decreased from $24.81 at March 31, 2003 to $23.06 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $7,086,341 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.3% in the energy markets stemmed from long positions in natural gas futures as prices trended higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains in the energy markets were recorded during the same time period from long positions in crude
       oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. Additional gains of approximately 5.7% in the currency markets were produced from positions in the euro versus the British pound as the value of the pound decreased due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency increased on the heels of higher commodity prices and a significant interest rate differential between the two countries. During May, gains resulted from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the European Central Bank?s decision to leave interest rates unchanged. Gains of approximately 4.6% were established in the global interest rate markets from long positions in European and U.S. interest rate futures as prices trended higher amid continued uncertainty in the global equity markets, investor demand for fixed income investments, and speculation of an interest rate cut by the U.S. Federal Reserve. In the global stock index markets, gains of approximately 1.1% resulted from long positions in S&P 500 Index futures as equity prices rallied during May and June in response to renewed expectations for a U.S. interest rate cut and the release of positive economic data. A portion of the Partnership?s overall gains was offset by losses of approximately 4.9% recorded in the metals markets, primarily during May and June, from short
       positions in aluminum, copper, and nickel futures as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. Total expenses for the six months ended June 30, 2003 were $7,238,946, resulting in a net loss of $152,605. The net asset value of a Unit increased from $21.84 at December 31, 2002 to $23.06 at June 30, 2003. The net
asset value per Unit increased in spite of the Partnership?s net loss for the period due to an influx of subscriptions that caused per Unit net losses in March and June to be less than per Unit gains in the other four months.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $11,502,547 and posted an increase in net asset value per Unit. The most significant gains of approximately 29.7% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 5.8% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures
       as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s overall gains was offset by losses of approximately 7.5% recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Additional losses of approximately 2.5% were recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the three months ended June 30, 2002 were $2,162,364, resulting in net income of $9,340,183. The net asset value of a Unit increased from $16.80 at March 31, 2002 to $20.18 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $12,160,833 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.1% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British
       pound.  Additional gains of approximately 5.4% were
recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Gains of approximately 2.1% were recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices trended higher amid escalating Middle East tensions and supply and demand factors. A portion of the Partnership?s overall gains was offset by losses of approximately 2.9% recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the six months ended June 30, 2002 were $3,136,804, resulting in net income of $9,024,029. The net asset value of a Unit increased from $16.92 at December 31, 2001 to $20.18 at June 30, 2002.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.
       The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards and options are settled daily through variation margin.
The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partner-ship?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst-case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $145 million and $58 million, respectively.

	Primary Market         June 30, 2003      June 30, 2002
     Risk Category          Value at Risk      Value at Risk

      Interest Rate	(1.98)%	(3.24)%
     Currency	(0.79)	(2.91)
     Equity	(0.36)	(0.16)
     Commodity 	(1.62)	  (0.75)
     Aggregate Value at Risk	(2.67)%	 (4.30)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an
       investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.57)%	(1.23)%	(1.75)%

Currency   	(3.42)	(0.79)	(2.02)

Equity	(0.36)	(0.00)	(0.10)

Commodity	(2.61)	(1.62)	(2.05)

Aggregate Value at Risk	(4.98)%	(2.66)%	(3.48)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of
       the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.


The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the
       four quarterly reporting periods from July 1, 2002 through
June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 86% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

       Currency.  The second largest market exposure of the
Partnership at June 30, 2003 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen and British pound currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership?s primary equity exposure at June 30, 2003 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposure was to the S&P 500 (U.S.) stock
       index.  The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil. Price movements in this market result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. The Partnership?s metals exposure at June 30, 2003 was to fluctuations in the price of base metals, such as zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balance at June 30, 2003 was in Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.	CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
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

The Partnership registered an additional 7,500,000 Units pursuant to a Registration Statement on Form S-1, which became effective on February 26, 2003 (SEC File Number 333-103168).
       The managing underwriter for the Partnership is Morgan
Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2003, 11,487,850.344 Units were sold, leaving
7,433,012.056 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $175,228,581.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

       Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated February 26, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on March 18, 2003.
3.02	Certificate of Limited Partnership, dated March 1, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-71654) filed with the Securities and Exchange
Commission on November 12, 1993.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated October 11, 2000, is incorporated by
reference to Exhibit 3.03 of the Partnership?s Post-
Effective Amendment No. 1 to the Registration Statement
on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Charter DWFCM L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and MSFCM, dated as of December 1,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 10-K (File No. 0-26282) for fiscal
year ended December 31, 2001, filed on March 28, 2002.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-26282) filed with
the Securities and Exchange Commission on November 6,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.05	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26282) filed with the Securities and Exchange Commission
on November 6, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan
Stanley Charter Welton L.P., Morgan Stanley DW, and JP
Morgan Chase Bank, is incorporated by reference to
Exhibit 10.10 of the Partnership?s Registration Statement on Form S-1 (File No. 333-103168) filed with the
Securities and Exchange Commission on February 13, 2003.

10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(B)  Reports on Form 8-K. ? None.

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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 14, 2003       By: /s/ Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







? 3?








? 41 ?