Form 10-Q
period 2004-03-31
MORGAN STANLEY CHARTER MSFCM LP
filed 2004-05-10
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     X



       <table> MORGAN STANLEY CHARTER MSFCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited).........4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2004 and 2003 (Unaudited)..................5

   		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.......11-18

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................19-31

Item 4. Controls and Procedures................................31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................32

Item 2.	Changes in Securities and Use of Proceeds...........32-33

Item 6.	Exhibits and Reports on Form 8-K....................34-36



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	 December 31,
           2004      	           2003
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	195,298,082	161,809,223

	Net unrealized gain on open contracts (MSIL)	2,068,344	          3,771,371
	Net unrealized gain on open contracts (MS&Co.)	  1,081,362	   3,139,491

          Total net unrealized gain on open contracts	   3,149,706	   6,910,862

	     Total Trading Equity	198,447,788	168,720,085

Subscriptions receivable	14,472,609	8,566,805
Interest receivable (Morgan Stanley DW)	       165,603	        122,459

	     Total Assets	213,086,000	177,409,349

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable 	1,785,181	2,825,203
Accrued brokerage fees (Morgan Stanley DW)	1,081,421	840,610
Accrued management fees (MSFCM)	       346,055	      268,996

	     Total Liabilities	    3,212,657	    3,934,809

Partners' Capital

Limited Partners (9,860,637.944 and
     8,284,969.696 Units, respectively)	207,559,385	171,628,106
General Partner (109,930.464 and
     89,132.554 Units, respectively)	    2,313,958	     1,846,434

	Total Partners' Capital	209,873,343	 173,474,540

	Total Liabilities and Partners' Capital		213,086,000	 177,409,349


NET ASSET VALUE PER UNIT	            21.05	           20.72

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	     For the Quarters Ended March 31,

	    2004   	   2003
	    $    	   $
REVENUES
	Trading profit (loss):
		Realized	9,733,988	22,885,152
		Net change in unrealized	   (3,761,156)	  (8,368,340)

			Total Trading Results 	5,972,832	14,516,812

	Interest income (Morgan Stanley DW)	       412,837	      289,366

			Total  	    6,385,669	  14,806,178


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,946,257	1,748,823
	Management fees (MSFCM)	942,804	518,170
	Incentive fees (MSFCM) 	             -     	   1,998,530

			Total 	    3,889,061	   4,265,523


NET INCOME 	   2,496,608	  10,540,655


NET INCOME ALLOCATION

	Limited Partners	2,469,084	10,422,847
	General Partner	27,524	117,808


NET INCOME PER UNIT

	Limited Partners	0.33	2.97
	General Partner	0.33	2.97




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	      Units of
	      Partnership	 Limited	    General
	        Interest       	  Partners  	    Partner    	    Total
                                            $                         $                        $

Partners' Capital,
   December 31, 2002	3,863,451.271	83,443,360	935,373	84,378,733

Offering of Units	1,169,244.200	29,679,619	300,000	29,979,619

Net Income                                                            -		10,422,847	117,808	10,540,655

Redemptions                                                  (78,546.972)	   (2,006,267)	          -       	 (2,006,267)

Partners' Capital,
   March 31, 2003	 4,954,148.499	 121,539,559	  1,353,181 	 122,892,740





Partners' Capital,
	December 31, 2003	8,374,102.250	171,628,106	1,846,434	173,474,540

Offering of Units	1,803,977.913	37,903,862	440,000	38,343,862

Net Income                                                            -		2,469,084	27,524	2,496,608

Redemptions	   (207,511.755)	   (4,441,667)	         -     	   (4,441,667)

Partners' Capital,
	March 31, 2004	 9,970,568.408	207,559,385	2,313,958	209,873,343




The accompanying notes are an integral part of these financial statements. </table>
       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2004     	      2003
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	2,496,608	10,540,655
Noncash item included in net income:
	Net change in unrealized	3,761,156	8,368,340

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(43,144)	(38,885)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	240,811	269,867
	Accrued management fees (MSFCM)	77,059	79,960
	Accrued incentive fee (MSFCM)	              -     	    1,961,129

Net cash provided by operating activities	     6,532,490	   21,181,066


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	 38,343,862	29,979,619
Increase in subscriptions receivable	(5,905,804)	(8,150,974)
Increase (decrease) in redemptions payable	(1,040,022)	     666,116
Redemptions of Units 	     (4,441,667)	 (2,006,267)

Net cash provided by financing activities	    26,956,369	  20,488,494

Net increase in cash	33,488,859	41,669,560

Balance at beginning of period	  161,809,223	 73,899,220

Balance at end of period                                                                195,298,082 	 115,568,780



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter MSFCM L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Advisor") is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

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

                Net Unrealized Gains (Losses)
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded       Traded        Total     Traded       Traded
                    $            $             $

Mar. 31, 2004  	  8,208,976    (5,059,270)   3,149,706   Dec. 2005   Jun. 2004
Dec. 31, 2003    5,810,267     1,100,595    6,910,862   Mar. 2004   Mar. 2004

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


Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are


       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $203,507,058 and $167,619,490 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.





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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership
       has performed in the past.  Past performance is not
necessarily indicative of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $6,385,669 and expenses totaling $3,889,061, resulting in net income of $2,496,608 for the quarter ended March 31, 2004.
The Partnership's net asset value per Unit increased from $20.72 at December 31, 2003 to $21.05 at March 31, 2004.

The most significant trading gains of approximately 6.4% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. In the metals markets, gains of approximately 1.9% were recorded throughout the quarter from long futures positions in copper and aluminum as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Additional gains of approximately 1.0% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market
       supply, falling inventory levels and production cut
announcements from OPEC caused prices to increase. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 5.8% in the currency sector from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. During February, losses were recorded from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed lower after the elevation of Japan's national security alert and market intervention by the Bank of Japan, which performed U.S. dollar buybacks after the release of economic data demonstrating Japan's improving Gross Domestic Product. Long positions in the Singapore dollar versus the U.S. dollar recorded losses as the value of the Singapore dollar weakened in tandem with the value of the yen. Further losses were incurred during March from newly established short positions in the Japanese yen against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Short positions in the Singapore dollar also experienced losses during March as its value again moved in sympathy with the yen. Elsewhere in the currency markets, losses were recorded, primarily in March, from positions in the euro against the Japanese yen as the euro experienced significant short-term price volatility.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $14,806,178 and expenses totaling $4,265,523, resulting in net income of $10,540,655 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $21.84 at December 31, 2002 to $24.81 at March 31, 2003.

The most significant trading gains of approximately 10.4% were recorded in the energy markets, primarily during January and February, from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were recorded from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. Gains of approximately 4.7% were recorded in the currency markets, primarily during January and February, from long positions in the euro versus the British pound as the pound's value declined due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains stemmed from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices. Gains of approximately 3.1% were recorded in the global interest rate markets from long positions in Japanese and German interest rate futures as prices trended higher amid
       continued uncertainty in the global equity markets and ongoing demand from investors seeking the safe haven of fixed income investments. Gains of approximately 0.7% resulted in the metals markets, primarily during January, from long positions in nickel and copper futures as prices increased amid supply and demand concerns. Additional gains were experienced from long positions in gold futures as prices pressed higher in response to continued weakness in the U.S. dollar, worries regarding corporate earnings announcements, and the military conflict with Iraq.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.
       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $210 million and $123 million, respectively.

Primary Market          March 31, 2004          March 31, 2003
Risk Category           Value at Risk           Value at Risk

Currency	        (2.22)%	(1.53)%
Interest Rate	(2.14)	(1.23)
Equity                     (0.16)	(0.00)
Commodity 	(4.46)	  (1.63)
Aggregate Value at Risk	(5.78)%	 (2.66)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a
       percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.
Primary Market Risk Category        High      Low      Average
Currency	(2.71)%	(0.79)%	(1.92)%

Interest Rate	(2.14)	(0.09)	(1.26)

Equity	(0.64)	(0.00)	(0.29)

Commodity	(4.46)	(1.62)	(2.52)

Aggregate Value at Risk	(5.78)%	(2.67)%	(3.66)%

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


The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 85% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate
       changes as well as political and general economic
conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, Japanese yen and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2004 was to the global interest rate complex. Exposure was primarily to the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest
       rate fluctuations in the U.S. and the other G-7 countries.
 The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	 The third largest market exposure of the Partnership
at March 31, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposure was to the Nikkei (Japan) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the Japanese and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and
       natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of base metals, such as copper, aluminum, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

The Partnership registered an additional 7,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 26, 2003 (SEC File Number 333-103168).
       The Partnership registered an additional 18,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113877).

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 15,756,752.707 Units were sold, leaving
3,164,109.693 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $266,084,147.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.







       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 4, 2004.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
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
10.07	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan
Stanley Charter Welton L.P., Morgan Stanley DW, and JP
Morgan Chase Bank, is incorporated by reference to
Exhibit 10.10 of the Partnership's Registration Statement
on Form S-1 (File No. 333-103168) filed with the
Securities and Exchange Commission on February 13, 2003.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
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

(B)  Reports on Form 8-K
On April 14, 2004, the Partnership filed the Current Report on
Form 8-K for the purpose of reporting, under Item 5, changes made to the Board of Directors of Demeter.

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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:    Demeter Management Corporation
                             (General Partner)

May 10, 2004          By: /s/ Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

















1235:








1244:




1249: