Form 10-Q
period 2004-06-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2004-08-12
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited).........................3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)........5

		Statements of Cash Flows for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)...................6

   		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.......12-23

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................24-35

Item 4. Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds...........37-38

Item 5.	Other Information...................................38-40

Item 6.	Exhibits and Reports on Form 8-K....................41-43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	 December 31,
       2004      	           2003
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	203,085,729	161,809,223

	Net unrealized gain (loss) on open contracts (MSIL)	(987,629)	          3,771,371
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (20,961,797)	   3,139,491

          Total net unrealized gain (loss) on open contracts	    (21,949,426)	   6,910,862

	     Total Trading Equity	181,136,303	168,720,085

Subscriptions receivable	6,246,130	8,566,805
Interest receivable (Morgan Stanley DW)	        152,465	        122,459

	     Total Assets	  187,534,898	177,409,349

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable 	3,549,111	2,825,203
Accrued brokerage fees (Morgan Stanley DW)	1,020,364	840,610
Accrued management fees (MSFCM)	        326,517	      268,996

	     Total Liabilities	     4,895,992	    3,934,809

Partners' Capital

Limited Partners (10,777,344.097 and
     8,284,969.696 Units, respectively)	180,658,388	171,628,106
General Partner (118,149.642 and
     89,132.554 Units, respectively)	     1,980,518	     1,846,434

	Total Partners' Capital	   182,638,906	 173,474,540

	Total Liabilities and Partners' Capital		    187,534,898	 177,409,349


NET ASSET VALUE PER UNIT                                                                16.76		           20.72

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	     For the Quarters Ended June 30,

	    2004   	   2003
	    $    	   $
REVENUES
	Trading loss:
		Realized	(15,382,524)	(4,909,387)
		Net change in unrealized	   (25,099,132)	  (3,170,176)

			Total Trading Results 	(40,481,656)	(8,079,563)

	Interest income (Morgan Stanley DW)	         461,006	       359,726

			Total  	   (40,020,650)	  (7,719,837)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	3,138,446	2,284,344
	Management fees (MSFCM)	1,004,301	676,843
	Incentive fee (MSFCM) 	     -   	        12,236

			Total 	       4,142,747	    2,973,423


NET LOSS 	    (44,163,397)	  (10,693,260)


NET LOSS ALLOCATION

	Limited Partners	(43,679,957)	(10,575,283)
	General Partner	(483,440)	(117,977)


NET LOSS PER UNIT

	Limited Partners	(4.29)	(1.75)
	General Partner	(4.29)	(1.75)




	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


<caption>	     For the Six Months Ended June 30,

	    2004   	   2003
	    $    	   $
REVENUES
	Trading profit (loss):
		Realized	(5,648,536)	17,975,765
		Net change in unrealized	   (28,860,288)	  (11,538,516)

			Total Trading Results 	(34,508,824)	6,437,249

	Interest income (Morgan Stanley DW)	         873,843	       649,092

			Total  	    (33,634,981)	    7,086,341


EXPENSES

	Brokerage fees (Morgan Stanley DW)	6,084,703	4,033,167
	Management fees (MSFCM)	1,947,105	1,195,013
	Incentive fee (MSFCM)	     -   	    2,010,766

			Total 	       8,031,808	    7,238,946


NET LOSS 	     (41,666,789)	      (152,605)


NET LOSS ALLOCATION

	Limited Partners	(41,210,873)	(152,436)
	General Partner	(455,916)	(169)


NET INCOME (LOSS) PER UNIT

	Limited Partners	(3.96)	1.22
	General Partner	(3.96)	1.22




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	      Units of
	      Partnership	 Limited	    General
	        Interest       	  Partners  	    Partner    	    Total
                                         $                         $                        $

Partners' Capital,
   December 31, 2002	3,863,451.271	83,443,360	935,373	84,378,733

Offering of Units	2,561,633.894	63,614,027	660,000	64,274,027

Net Loss                                                                  -		(152,436)	(169)	(152,605)

Redemptions                                                (146,734.916)	   (3,712,037)	          -       	 (3,712,037)

Partners' Capital,
   June 30, 2003	  6,278,350.249	 143,192,914	  1,595,204 	 144,788,118





Partners' Capital,
	December 31, 2003	8,374,102.250	171,628,106	1,846,434	173,474,540

Offering of Units	3,238,690.088	63,768,224	590,000	64,358,224

Net Loss                                                                  -		(41,210,873)	(455,916)	(41,666,789)

Redemptions                                                (717,298.599)	   (13,527,069)	          -       	 (13,527,069)

Partners' Capital,
   June 30, 2004	  10,895,493.739	 180,658,388	  1,980,518 	 182,638,906





The accompanying notes are an integral part of these financial statements.




       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2004     	      2003
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(41,666,789)	(152,605)
Noncash item included in net loss:
	Net change in unrealized	28,860,288	11,538,516

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(30,006)	(42,596)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	179,754	409,999
	Accrued management fees (MSFCM)	          57,521	      121,480

Net cash provided by (used for) operating activities	   (12,599,232)	  11,874,794


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	64,358,224 	64,274,027
(Increase) decrease in subscriptions receivable	2,320,675	(11,561,839)
Increase in redemptions payable	723,908	     212,011
Redemptions of Units 	   (13,527,069)	  (3,712,037)

Net cash provided by financing activities	     53,875,738	  49,212,162

Net increase in cash	41,276,506	61,086,956

Balance at beginning of period	   161,809,223	 73,899,220

Balance at end of period                                                            	   203,085,729	 134,986,176


	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS &
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Advisor") is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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


       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
                Net Unrealized Gains (Losses)
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded       Traded        Total     Traded       Traded
                    $            $             $

Jun. 30, 2004   (6,412,221)	(15,537,205) (21,949,426)  Mar. 2006   Sep. 2004
Dec. 31, 2003    5,810,267	1,100,595    6,910,862   Mar. 2004   Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $196,673,508 and $167,619,490 at June 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $40,020,650 and expenses totaling $4,142,747, resulting in a net loss of $44,163,397 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $21.05 at March 31, 2004 to $16.76 at June 30, 2004.

The most significant trading losses of approximately 10.1% were generated in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the quarter from both long and short positions in the Japanese yen relative to the dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" throughout the quarter in tandem with the
       Japanese yen.   Elsewhere in the currency markets, losses
were recorded primarily during May and June from positions in the euro relative to the British pound. During May, losses were recorded from long positions in the euro versus the pound as the value of the euro moved lower against the pound following the Bank of England's decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movements against most major currencies. In the global interest rate futures markets, losses of approximately 5.2% were recorded during April from long European, Japanese and Australian interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Losses continued in May from short positions in Japanese interest rate futures as prices were pushed higher by the Bank of Japan's decision to maintain current interest rate levels and strong results from an auction of Japanese Government bonds. Smaller losses were experienced during June from short positions in European interest rate futures as prices increased due to weaker than expected economic reports and diminished expectations for the U.S. Federal Reserve to maintain an aggressive policy towards tightening interest rates. In the metals markets, losses of approximately 2.4% were recorded during April from long futures positions in gold and copper as both precious and base metals prices weakened due to the strength in the U.S. dollar. Smaller losses were incurred during May from short positions in aluminum futures as prices increased due to a weaker U.S. dollar and news
       of strong demand from Asia.  Within the energy markets, losses of approximately 1.6% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply.

The Partnership recorded losses net of interest income totaling $33,634,981 and expenses totaling $8,031,808, resulting in a net loss of $41,666,789 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $20.72 at December 31, 2003 to $16.76 at June 30, 2004.

The most significant trading losses of approximately 15.3% were recorded in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding an intervention by the Bank of Japan in the currency markets, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" throughout the year in tandem with the Japanese yen. This price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen as the yen experienced volatile price movements against most major currencies for the aforementioned reasons. Elsewhere in the currency markets, losses were experienced during May and June from positions in the euro versus the British pound. During May, losses were recorded from long positions in the euro versus the British pound as the value of the euro moved lower against the pound following the Bank of England's decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movements against most major currencies. Within the energy markets, losses of approximately 0.6% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply. Additional losses of approximately 0.5% were incurred in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership's overall losses was offset by gains of approximately 0.9% in the global interest rate markets, primarily during February and March from long positions in European and U.S. interest rate futures, as prices trended higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid.


       For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded losses net of interest income totaling $7,719,837 and expenses totaling $2,973,423, resulting in a net loss of $10,693,260 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit decreased from $24.81 at March 31, 2003 to $23.06 at June 30, 2003.

The most significant trading losses of approximately 5.5% were recorded in the metals markets during April and May from short positions in aluminum, nickel, and copper futures as prices reversed higher amid renewed optimism concerning future growth in industrial demand and a rebound in U.S. equity prices. During June, losses in this sector resulted from long positions in aluminum futures as prices declined in anticipation of an interest rate cut by the U.S. Federal Reserve. Losses of approximately 2.0% were recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower during June following news of larger than expected U.S. reserves. A portion of the Partnership's overall losses was offset by gains of approximately 1.4% recorded in the global interest rate markets, primarily during May, from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 1.0% in the currency markets were experienced during April and May from long positions in the Australian dollar versus
       the U.S. dollar as the value of the Australian currency strengthened and the U.S. dollar weakened amid significant interest rate differentials between the two countries. Long positions in the euro versus the Japanese yen provided additional gains as the value of the euro continued to trend higher following the European Central Bank's decision to leave interest rates unchanged. Gains of approximately 1.0% in the global stock index markets were recorded during May and June from long positions in S&P 500 Index futures as equity prices rallied in response to renewed expectations for a U.S. interest rate cut.

The Partnership recorded revenues including interest income totaling $7,086,341 and expenses totaling $7,238,946, resulting in a net loss of $152,605 for the six months ended June 30, 2003.
The Partnership's net asset value per Unit increased from $21.84 at December 31, 2002 to $23.06 at June 30, 2003. The net asset value per Unit increased in spite of the Partnership's net loss for the period due to an influx of subscriptions that caused per Unit net losses in March and June to be less than per Unit gains in the other four months.

The most significant trading gains of approximately 8.3% in the energy markets stemmed from long positions in natural gas futures as prices trended higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains in the energy markets
       were recorded during the same time period from long
positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. Additional gains of approximately 5.7% in the currency markets were produced from positions in the euro versus the British pound as the value of the pound decreased due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency increased on the heels of higher commodity prices and a significant interest rate differential between the two countries. During May, gains resulted from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the European Central Bank's decision to leave interest rates unchanged. Gains of approximately 4.6% were established in the global interest rate markets from long positions in European and U.S. interest rate futures as prices trended higher amid continued uncertainty in the global equity markets, investor demand for fixed income investments, and speculation of an interest rate cut by the U.S. Federal Reserve. In the global stock index markets, gains of approximately 1.1% resulted from long positions in S&P 500 Index futures as equity prices rallied during May and June in response to renewed expectations for a U.S. interest rate cut and the release of positive economic data. A portion of the Partnership's overall gains was offset by losses of approximately
       4.9% recorded in the metals markets, primarily during May and June, from short positions in aluminum, copper, and nickel futures as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $183 million and $145 million, respectively.

Primary Market          June 30, 2004           June 30, 2003
Risk Category           Value at Risk           Value at Risk

Interest Rate	(2.27)%	(1.98)%
Currency	(1.41)     	(0.79)
Equity                       -		(0.36)
Commodity 	(0.42)	  (1.62)
Aggregate Value at Risk	(2.61)%	 (2.67)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time
       period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.27)%	(0.09)%	(1.34)%

Currency	(2.71)	(1.41)	(2.08)

Equity	(0.64)	   -	(0.20)

Commodity	(4.46)	(0.42)	(2.22)

Aggregate Value at Risk	(5.78)%	(2.61)%	(3.64)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
investments.  The relative size of the positions held may cause
       the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.


The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30,
       2004.  VaR is not necessarily representative of the
Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 99% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies, and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2004 was to the global interest rate futures sector. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

       Currency.  The second largest market exposure of the
Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of base metals, such as copper, aluminum, zinc, and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balance at June 30, 2004 was in the Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



       Demeter monitors and controls the risk of the
Partnership's non-trading instrument, cash.  Cash is the only
Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.	CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

Through June 30, 2004, 17,183,245.704 Units were sold, leaving
19,737,616.696 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $291,948,509.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial Officer and Director of Demeter.
       Mr. Todd Taylor, age 41, is a Director of Demeter.  Mr.
Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within
       the division.  He was named Vice President in 1996 and an
Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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
Partnership and Morgan Stanley DW, dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-26282) filed with
       the Securities and Exchange Commission on November
6, 2001.
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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:    Demeter Management Corporation
                             (General Partner)

August 16, 2004       By: /s/ Kevin Perry
                              Kevin Perry
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














- 3-







1464:




1469: