Form 10-K
period 2004-12-31
MORGAN STANLEY CHARTER MSFCM LP
filed 2005-03-28
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-26282

	MORGAN STANLEY CHARTER MSFCM L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3775071
(State or other jurisdiction of			   	 (I.R.S. Employer
incorporation or organization)			 	 	  Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY       			  			 	  10017
(Address of principal executive offices)		 		(Zip Code)

Registrant?s telephone number, including area code        (212) 905-2700

Securities registered pursuant to Section 12(b) of the Act:

									   Name of each exchange
    Title of each class 						   on which registered

		None								   None

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

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$180,658,388 at June 30, 2004.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY CHARTER MSFCM L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004
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

   Item 4. Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . . . 6

Part II.

   Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters. . . . . . . . . . . . 7-8

   Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . 9

   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .10-24

  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . 25-38

   Item 8.  Financial Statements and Supplementary Data. . . . . . .38

   Item 9.	Changes in and Disagreements with Accountants
         	on Accounting and Financial Disclosure . . . . . . . . .38

  Item 9A.	 Controls and Procedures . . . . . . . . . . . . . . .39-41

  Item 9B.	 Other Information . . . . . . . . . . . . . . . . . .41-42

Part III.

  Item 10.	Directors and Executive Officers of the
         	Registrant. . . . . . . . . . . . . . . . . . . . . .43-49

  Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . 49

  Item 12.	Security Ownership of Certain Beneficial Owners
          	and Management. . . . . . . . . . . . . . . . . . . . . 50
  Item 13.	Certain Relationships and Related Transactions . . . . .50

  Item 14.	Principal Accounting Fees and Services. . . . . . . .51-52
Part IV.
  Item 15.	Exhibits, Financial Statement Schedules, and
          	Reports on Form 8-K . . . . . . . . . . . . . . . . .53-54


                  DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated      	         Part of Form 10-K

     	Partnership's Prospectus dated
     	April 28, 2004    		   I

	Partnership?s Supplement to the
	Prospectus dated December 16, 2004	        I

	Annual Report to Morgan Stanley
     	Charter Series Limited Partners
     	for the year ended December 31, 2004       II, III, and IV

       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter MSFCM L.P. (the "Partnership") is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on March 3, 1994. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. (collectively, the ?Charter Series?).

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading advisor is Morgan Stanley Futures & Currency Management Inc. (?MSFCM? or the ?Trading Advisor?). Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

       Units of limited partnership interest (?Unit(s)?) are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership's net asset value per Unit as of December 31, 2004 was $19.56, representing a decrease of 5.6 percent from the net asset value per Unit of $20.72 at December 31, 2003. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by its Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated April 28, 2004 (the "Prospectus") and the Partnership?s supplement to the Prospectus dated December 16,
       2004 (the ?Supplement?), incorporated by reference in this
Form 10-K, set forth below.
  Facets of Business
  1.  Summary               	  1.	"Summary" (Pages 1-9 of the
                                   	 Prospectus and Pages S-1 ?
       S-2 of the Supplement).

  2.  Futures, Options, and 	  2.	"The Futures, Options, and
      Forwards Markets             	 Forwards Markets? (Pages
                                   	 110-115 of the Prospectus).

  3.  Partnership's Trading 	  3.	"Use of Proceeds? (Pages
      Arrangements and             	 24-25 of the Prospectus).
      Policies                    	?The Trading Advisors?
                                 	(Pages 62-86 of the
                                  	 Prospectus and Pages S-26 ?
       S-35 of the Supplement).

  4.  Management of the Part-	  4.	?Management Agreements?
      nership                     	(Page 62 of the Prospectus).
                                  	?The General Partner? (Pages
                    	 56-61 of the Prospectus and
       Pages S-24 ? S-25 of the
       Supplement).  ?The Commodity
                                  	 Brokers" (Pages 89-90 of the
                                   	 Prospectus) and ?The
                                	 Limited Partnership
				            	 Agreements? (Pages 92-
                                   	 95 of the Prospectus).

  5.  Taxation of the Partner-  5. "Material Federal Income
      ship's Limited Partners       Tax Considerations" and
                                   "State and Local Income Tax
                                    Aspects" (Pages 101-108
                                    of the Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.
       (e) Available Information.  The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 330 Madison
Avenue, 8th Floor, New York, NY 10017.

Demeter changed its address in August 2004 from 825 Third Avenue,
9th Floor, New York, NY 10022 to 330 Madison Avenue, 8th Floor,
New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
       PART II
Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

(a) Market Information. There is no established public trading market for Units in the Partnership.

(b) Holders. The number of holders of Units at December 31, 2004 was approximately 12,171.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 3, 1994. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership?s profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through December 31, 2004 was $319,676,028.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.
       <table>
(f) Use of Proceeds.
	<caption>				 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	   100,000.000		February 3, 1994	33-71654
Pre-conversion	  100,000.000

Units sold through 10/17/97         66,708.624
Units unsold through 10/17/97       33,291.376
(Ultimately de-registered)

Commencing with December 1, 2000 monthly closing and with becoming a member of the Charter Series, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling
6,670,862.400 Units (pre-conversion).
Additional Registration	1,750,000.000 	  October 11, 2000	     333-41684
Additional Registration	3,000,000.000 	  July 29, 2002        333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      12,087,826.810
Units unsold through 12/31/04   18,162,173.190
  Total Units sold through
  12/31/04                      18,758,689.210
  (pre-and post-conversion)

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.


       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)






                                     For the Years Ended December 31,
                          2004          2003         2002         2001         2000

Total Trading Results
Including interest     6,167,974	(2,598,316)  21,980,820   2,265,316	   10,529,366


Net Income (Loss)     (9,789,014)   (16,322,078)  14,407,426  (1,430,187)	    7,369,945


Net Income (Loss)
Per Unit (Limited
& General Partners)  	  (1.16)         (1.12)        4.92       (0.58)	         3.36*


Total Assets   	  231,910,440    177,409,349   85,210,614   43,514,194	   38,755,372


Total Limited
Partners' Capital	  223,240,153    171,628,106   83,443,360   41,832,302	   36,795,254


Net Asset Value
per Unit      	  	  19.56          20.72        21.84        16.92	       17.50*






*  	The Partnership became one of the Charter Series of funds on
December 1, 2000 and each outstanding Unit on that date was
converted to 100 Units of the Partnership.  Per Unit amounts prior to the conversion have been restated to reflect this 100 for 1 split.



       Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL 	CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2004 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest totaling $6,167,974 and expenses totaling $15,956,988, resulting in a net loss of $9,789,014 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $20.72 at December 31, 2003 to $19.56 at December 31, 2004. Total redemptions and subscriptions for the year were $30,209,585 and $92,205,743, respectively, and the Partnership?s ending capital was $225,681,684 at December 31, 2004, an increase of $52,207,144 from ending capital at December 31, 2003 of $173,474,540.

The most significant trading losses of approximately 11.9% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarter from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless movement. Losses were also recorded from
       positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? during the first and second quarter in tandem with the value of the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern throughout the quarter due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker-than-expected British economic data. Additional losses of approximately 3.0% were incurred in the metals markets, primarily during April and December, from long futures positions in gold as prices weakened due to strength in the U.S. dollar and stronger-than-expected economic data as demand for the ?safe-haven? asset was reduced. Elsewhere in the metals markets, losses were recorded, primarily during July and September, from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses were experienced during December from both long and short positions in nickel futures as prices moved without consistent
       direction due to volatility in the currency markets and conflicting news regarding supply and demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 8.9% in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices trended higher on uncertainty in the global equity markets, disappointing economic data, ?safe-haven? buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rate futures were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments. Additional gains of approximately 7.3% were experienced in the energy markets. During February, May, July, September, and October, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. In December, smaller gains in the energy markets resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply. Smaller
       gains of approximately 1.8% were recorded in the global stock index futures markets, primarily during December, from long positions in Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Elsewhere in the global stock index markets, gains were recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby, boost the entire Asian region.

The Partnership recorded total trading results including interest totaling $(2,598,316) and expenses totaling $13,723,762, resulting in a net loss of $16,322,078 for the year ended December 31, 2003. The Partnership?s net asset value per Unit decreased from $21.84 at December 31, 2002 to $20.72 at December 31, 2003. Total redemptions and subscriptions for the year were $12,237,846 and $117,655,731, respectively, and the Partnership?s ending capital was $173,474,540 at December 31, 2003, an increase of $89,095,807 from ending capital at December 31, 2002 of $84,378,733.

Overall, the Partnership experienced trading losses for the year ended December 31, 2003. The most significant trading losses of approximately 5.9% were incurred in the global interest rate
       markets from short positions in Japanese, Australian, and
European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector stemmed from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. Losses within this sector continued in December as European bond prices increased in value amid perceptions that the European Central Bank would maintain low interest rates. Consequently, losses were experienced from short positions in European interest rate futures. Additional losses of approximately 2.3% were recorded in the energy markets, primarily during October, as the Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Further losses were incurred in the energy sector from positions in crude oil futures as prices moved erratically during October in response to geopolitical and supply/demand factors. Additional losses were experienced during November and December as energy prices continued to trade in a volatile fashion, moving in one direction and then sharply reversing. This type of volatility was particularly evident in the crude oil market in November as prices rallied over the first portion of the month only to
       sharply decline during the latter portion of the month.
In December, long futures positions in natural gas resulted in losses as prices fell sharply following mild temperatures across the U.S. and U.S. Department of Energy reports of increases in U.S. inventories that were much larger than expected. A portion of the Partnership?s overall losses for year was offset by gains of approximately 12.7% in the currency markets produced from long positions in the Australian dollar versus the U.S. dollar during a majority of the year as the value of the Australian currency increased versus the U.S. dollar throughout much of the year on the heels of higher commodity prices and a significant interest rate differential between the two countries. Additional gains resulted from long positions in the euro, Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional gains were recorded from long positions in the euro versus the Japanese yen. Additional gains of approximately 2.0% were recorded in the metals markets primarily during the fourth quarter from long positions in copper and nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Smaller gains of approximately 0.4% were experienced in the global stock index futures markets primarily during December from long positions in U.S. stock index
       futures as prices increased due to strong manufacturing data and the strongest U.S. quarterly growth rate in almost 20 years.

The Partnership recorded total trading results including interest totaling $21,980,820 and expenses totaling $7,573,394, resulting in net income of $14,407,426 for the year ended December 31, 2002. The Partnership?s net asst value per Unit increased from $16.92 at December 31, 2001 to $21.84 at December 31, 2002. Total redemptions and subscriptions for the year were $5,704,540 and $33,275,899, respectively, and the Partnership?s ending capital was $84,378,733 at December 31, 2002, an increase of $41,978,785 from ending capital at December 31, 2001 of $42,399,948.

The most significant trading gains of approximately 23.3% were recorded from long positions in European, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid increased demand among investors seeking the safety of fixed income investments. Additional gains of approximately 21.7% were generated in the currency markets from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona, relative to the U.S. dollar, as the U.S. dollar weakened due to continued uncertainty regarding a U.S. economic recovery. Additional currency gains were recorded from long positions in the euro
       versus the British pound.  In the energy futures markets, long positions in crude oil futures resulted in gains of approximately 1.3%, primarily in March, as tensions in the Middle East and supply/demand concerns placed upward pressure on prices.
 A portion of the Partnership?s overall gains was offset by losses of approximately 6.5% recorded in the metals markets from positions in aluminum futures as prices moved without consistent direction throughout a majority of the year amid shifting supply and demand concerns.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2004 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and
       agricultural products.  In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges
       on which the Partnership trades is the clearinghouse
associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

       Second, the Partnership?s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

       Inflation has not been a major factor in the Partnership?s operations.



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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however,
       the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at the Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e. ?risk of ruin?) that far exceed the Partnership?s experiences to date under
       the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves
       constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at December 31, 2004 and 2003. At December 31, 2004 and 2003, the Partnership?s total capital-ization was approximately $226 million and $173 million, respectively.

Primary Market        December 31, 2004    December 31, 2003
Risk Category           Value at Risk        Value at Risk

Currency                   (2.36)%             (2.71)%

Equity				  (2.18)           	  (0.64)

Interest Rate  		  (0.63)           	  (0.84)

Commodity                  (0.20)              (2.00)

Aggregate Value at Risk    (2.60)%             (3.37)%



       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2004 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2004 through December 31, 2004.

Primary Market Risk Category        High      Low      Average
Currency                    		(2.36)%	(1.11)%	 (1.77)%
Equity       					(2.18)	   -		 (0.59)
Interest Rate                      (2.27)	(0.63)	 (1.75)
Commodity                          (4.46)	(0.20)	 (1.95)
Aggregate Value at Risk            (5.78)% 	(2.60)%	 (3.84)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2003 and for the four quarter-end reporting periods during calendar year 2004. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 83% as of December 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s
       cash management income. This cash flow risk is not
considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2004 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2004, the Partnership?s major exposures were to the euro, British pound, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk
       associated with the Partnership?s currency trades will change significantly in the future.

Equity. At December 31, 2004 the Partnership had market exposure to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2004, the Partnership?s primary exposures were to the CAC 40 (France), Hang Seng (China), and All Ordinaries Share Price (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Chinese, and Australian stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At December 31, 2004 the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s
       interest rate exposure is generally to interest rate
fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2004, the second largest market exposure of the Partnership was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At December 31, 2004, the Partnership had market exposure in the metals sector. The Partnership's metals exposure at December 31, 2004 was to fluctuations in the
       price of base metals, such as aluminum, copper,
nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2004:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2004 were in euros, Hong Kong dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In
       addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Supplementary data specified by Item 302 of Regulation S-K:

             Summary of Quarterly Results (Unaudited)

Quarter     Total Trading Results     Net           Net Income/
Ended         including interest  Income/(Loss)   (Loss) Per Unit

2004
March 31       $  6,385,669      $   2,496,608        $ 0.33
June 30         (40,020,650)       (44,163,397)        (4.29)
September 30      3,379,192           (359,360)        (0.04)
December 31      36,423,763         32,237,135          2.84

Total          $  6,167,974      $  (9,789,014)       $(1.16)

2003
March 31       $ 14,806,178      $  10,540,655        $ 2.97
June 30          (7,719,837)       (10,693,260)        (1.75)
September 30     (9,647,940)       (12,870,354)        (1.83)
December 31         (36,717)        (3,299,119)        (0.51)

Total          $ (2,598,316)     $ (16,322,078)       $(1.12)


Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this annual report,
the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.


The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of financial statements in
       accordance with generally accepted accounting
principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors; and

*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Partnership?s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

       Deloitte & Touche LLP, the Partnership?s independent
registered public accounting firm, has issued an audit report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses unqualified opinions on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004.

Item 9B.  OTHER INFORMATION
The Board of Directors of Demeter, the general partner of the registrant, approved the engagement of Ernst & Young LLP as the registrant?s principal accountant for tax purposes. Ernst & Young LLP was engaged by the registrant on November 1, 2004. Deloitte & Touche LLP will continue as the registrant?s principal accountant and audit the financial statements of the registrant.

There have been no material disagreements with Deloitte & Touche
LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.




       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Mr. Jeffrey D. Hahn resigned his position as Chief Financial
Officer and Director of Demeter.

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 43, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm?s managed futures department. Mr. Rothman has been with the managed futures department for eighteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 53, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Mr. Raymond A. Harris, age 48, is a Director of Demeter. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group (?IIG?), a Board Member of Morgan Stanley DW Inc., and Director of Morgan Stanley Trust. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds.
In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A.
       in Finance from the University of Chicago and a B.A. degree from Boston College.
Mr. Frank Zafran, age 50, is a Director of Demeter. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 39, is a Director of Demeter. Mr. Ketterer is a Managing Director and has had responsibility for managing a number of departments at Morgan Stanley over the years, most recently as head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley?s IIG (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Todd Taylor, age 42, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager of the Missouri and Southern Illinois branch offices in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of IIG Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 35, is a Director of Demeter. Mr. Seugling is a Managing Director at Morgan Stanley and currently serves as Director of Client Solutions for U.S. Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October
       1991 to June 1993.  Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Ms. Louise M. Wasso-Jonikas, age 51, is a Director of Demeter. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and the Director of Alternative Investments for the IIG of Morgan Stanley. Ms. Wasso-Jonikas was Co-Founder, President, and Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad, serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an equity block trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas? focus is on developing a robust external manager platform utilizing alternative managers for Morgan Stanley?s IIG private clients as well as overseeing some of the Morgan Stanley?s largest client
       relationships.  Ms. Wasso-Jonikas holds a B.A. in
Economics from Mount Holyoke College and an M.B.A in Finance from the University of Chicago Graduate School of Business.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the IIG at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc., and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.




       Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners ? At December
31, 2004, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management - At December 31, 2004,
Demeter owned 124,797.841 Units of general partnership interest, representing a 1.08 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $12,088,626 for the year ended December 31, 2004. In its capacity as the Partnership's trading advisor, MSFCM received management fees of $3,868,362 for the year ended December 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2004.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings for the year ended December 31, 2004 were approximately $41,850 and for the year ended December 31, 2003 were $43,235.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Ernst & Young LLP were approximately $30,446 and Deloitte & Touche LLP were $29,559 for the year ended December 31, 2004 and 2003, respectively.

(4) All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Ernst & Young LLP and Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter. Additionally, all services provided by Deloitte & Touche LLP are borne by Morgan Stanley through the brokerage fees paid by the Partnership. Such services must be directly pre-approved by Morgan Stanley?s Audit Director and Principal Accounting Officer. All services provided by Ernst & Young LLP must be communicated to Morgan Stanley?s Audit Director.



       PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


(a)	1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the
accompanying Annual Report to Limited Partners for the year ended
December 31, 2004, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm, for the years ended December 31, 2004, 2003, and 2002.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2004 and 2003.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2004, 2003, and
2002.

-  Notes to Financial Statements.


With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2004 is not deemed to be filed with this report.

	2. Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

       (c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-3.


      	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MORGAN STANLEY CHARTER MSFCM L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2005		BY: /s/	Jeffrey A. Rothman
					 	Jeffrey A. Rothman, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/ 	Jeffrey A. Rothman                    		March 31, 2005
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2005
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	              	March 31, 2005
           Raymond A. Harris, Director

    /s/    Frank Zafran		           		March 31, 2005
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2005
	 	Douglas J. Ketterer, Director

    /s/	Todd Taylor			                 	March 31, 2005
	  	Todd Taylor, Director

    /s/    William D. Seugling		           		March 31, 2005
	    	William D. Seugling, Director

    /s/	Louise M. Wasso-Jonikas				March 31, 2005
    	 	Louise M. Wasso-Jonikas, Director

    /s/  	Kevin Perry			                 	March 31, 2005
	    	Kevin Perry, Chief Financial Officer







	       EXHIBIT INDEX

ITEM

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 4, 2004.
3.02	Certificate of Limited Partnership, dated March 1, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-71654) filed with the Securities and Exchange
Commission on November 12, 1993.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated October 11, 2000, is incorporated by
reference to Exhibit 3.03 of the Partnership?s Post-
Effective Amendment No. 1 to the Registration Statement
on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Charter DWFCM L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and MSFCM, dated as of December 1,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 10-K (File No. 0-26282) for fiscal
year ended December 31, 2001, filed on March 28, 2002.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-26282) filed with
the Securities and Exchange Commission on November 6,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.05	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26282) filed with the Securities and Exchange Commission
on November 6, 2001.
10.06	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan
Stanley Charter Welton L.P., Morgan Stanley DW, and JP
Morgan Chase Bank, is incorporated by reference to
Exhibit 10.10 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103168) filed with the
Securities and Exchange Commission on February 13, 2003.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
13.01	December 31, 2004 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                 Charter Series

  December 31, 2004
  Annual Report

    [LOGO] Morgan Stanley

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year for each Fund in the Morgan Stanley Charter Series. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                          INCEPTION-  COMPOUND
                                                                                           TO-DATE   ANNUALIZED
                   1994    1995 1996 1997 1998   1999    2000  2001    2002   2003  2004    RETURN     RETURN
FUND                %       %    %    %    %      %       %     %       %      %     %        %          %
---------------------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --    --    (4.2)   16.3   3.9    15.8        6.7
                                                                     (3 mos.)
---------------------------------------------------------------------------------------------------------------
Charter MSFCM...   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1) (5.6)   95.6        6.4
                 (10 mos.)
---------------------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1   1.3    121.6       14.6
                                               (10 mos.)
---------------------------------------------------------------------------------------------------------------
Charter Millburn    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6) (5.3)    5.2        0.9
                                               (10 mos.)
---------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2004

Dear Limited Partner:
  This marks the third annual report for Morgan Stanley Charter Campbell L.P., the eleventh annual report for Morgan Stanley Charter MSFCM L.P., and the sixth annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Fund(s)") as of December 31, 2004 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $11.58   3.9%
                        --------------------------------
                        Charter MSFCM    $19.56  -5.6%
                        --------------------------------
                        Charter Graham   $22.16   1.3%
                        --------------------------------
                        Charter Millburn $10.52  -5.3%
                        --------------------------------

  Since its inception in October 2002, Charter Campbell has increased by 15.8% (a compound annualized return of 6.7%). Since its inception in March 1994, Charter MSFCM has increased by 95.6% (a compound annualized return of 6.4%). Since their inception in March 1999, Charter Graham has increased by 121.6% (a compound annualized return of 14.6%) and Charter Millburn has increased by 5.2% (a compound annualized return of 0.9%).

  Detailed performance information for each Fund is located in the body of the financial report. For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector charts indicate the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the year.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman of the Board of Directors and President
Demeter Management Corporation
General Partner for
Morgan Stanley Charter Campbell L.P.
Morgan Stanley Charter MSFCM L.P.
Morgan Stanley Charter Graham L.P.
Morgan Stanley Charter Millburn L.P.

                      This page intentionally left blank.

CHARTER CAMPBELL


                         [CHART]

                 Year ended December 31, 2004
                 ----------------------------
Currencies                 2.50%
Interest Rates            13.80%
Stock Indices             -1.99%
Energies                   2.22%
Metals                    -0.61%

Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were generated in the global interest rate markets, primarily during February, March, and August, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in the global equity markets, "safe-haven" buying amid major geopolitical concerns, and surging energy prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments.

.. Additional gains were experienced in the currency markets during January, February, September, October, and November from long positions in the New Zealand and Canadian dollar versus the U.S. dollar as the value of these "commodity currencies" strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. The widening U.S. Current-Account deficit, concerns for potential terrorist attacks, and rising oil prices also pulled the value of the U.S. dollar lower versus these currencies, as well as against the British pound. The value of the British pound was bolstered during January, February, and November by looming expectations for further increases in U.K. interest rates by the

CHARTER CAMPBELL

 Bank of England. Elsewhere in the currency markets, gains were accumulated during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Long positions in the Swiss franc relative to the U.S. dollar resulted in additional gains in November as the value of the U.S. dollar declined due to investor perceptions that the Bush administration was unlikely to intervene in the currency markets to strengthen the U.S. dollar.

.. Smaller gains were recorded in the energy markets, primarily during February, April, and May, from long futures positions in crude oil and its related products as prices trended higher amid fears of potential terrorist attacks on Saudi Arabian oil facilities, disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped due to terror attacks in Madrid, worse-than-expected German industrial production, and weak business confidence data. Further losses were recorded during July from long positions in European equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. During September, losses continued from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Elsewhere in the global stock index futures markets, losses were recorded from positions in Japanese equity index futures during May, October, and November as prices moved without consistent direction amid conflicting economic data regarding a Japanese economic recovery and volatility in the energy markets.

.. Smaller losses were incurred in the metals markets from both long and short positions in nickel futures as prices moved erratically throughout most of the year amid conflicting news regarding supply and demand and volatility in the U.S. dollar.

CHARTER MSFCM

                         [CHART]

                    Year ended December 31, 2004
                    ----------------------------
Currencies                   -11.87%
Interest Rates                 8.87%
Stock Indices                  1.83%
Energies                       7.30%
Metals                        -3.00%

Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were experienced in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices trended higher on uncertainty in the global equity markets, disappointing economic data, "safe-haven" buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rate futures were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments.

.. Additional gains were experienced in the energy markets. During February, May, July, September, and October, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. In December, smaller gains in the energy markets resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply.

.. Smaller gains were recorded in the global stock index futures markets, primarily during December, from long positions in

CHARTER MSFCM

 Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Elsewhere in the global stock index markets, gains were recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby, boost the entire Asian region.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the currency markets, losses were recorded from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarter from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen's trendless movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" during the first and second quarter in tandem with the value of the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern throughout the quarter due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker-than-expected British economic data.

.. In the metals markets, losses were incurred, primarily during April and December, from long futures positions in gold as prices weakened due to strength in the U.S. dollar and stronger-than-expected economic data as demand for the "safe-haven" asset was reduced. Elsewhere in the metals markets, losses were recorded, primarily during July and September, from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses were experienced during December from both long and short positions in nickel futures as prices moved without consistent direction due to volatility in the currency markets and conflicting news regarding supply and demand.

CHARTER GRAHAM

                         [CHART]

                 Year ended December 31, 2004
                 ----------------------------
Currencies                  0.28%
Interest Rates              4.78%
Stock Indices              -1.70%
Energies                    5.36%
Metals                      0.27%
Agriculturals               1.67%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the energy markets. During much of the year, long positions in crude oil and its related products behaved well as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway.

.. Additional gains were experienced in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices rallied on uncertainty in the global equity markets, disappointing economic data, "safe-haven" buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments.

CHARTER GRAHAM


.. In the agricultural markets, gains were recorded during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories, and weaker export demand. Elsewhere in this complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China.

.. In the currency markets, relatively smaller gains were experienced during January, February, September, October, and November from long positions in the New Zealand dollar, Canadian dollar and Australian dollar versus the U.S. dollar as the value of these "commodity currencies" strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. The widening U.S. Current-Account deficit, concerns for potential terrorist attacks, and rising oil prices also pulled the value of the U.S. dollar lower versus these currencies, as well as versus the euro throughout much of the year, resulting in further gains. Elsewhere in the currency markets, gains were experienced during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Long positions in the Swiss franc relative to the U.S. dollar resulted in additional gains in November as the value of the U.S. dollar declined when investors concluded that the Bush administration was unlikely to intervene in the currency markets to strengthen the U.S. dollar.

.. Relatively smaller gains were generated in the metals markets, primarily during the first and fourth quarter, from long futures positions in copper and aluminum as prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the global stock index futures markets during March, May, July, August, and September from positions in European equity index futures as prices moved without consistent direction due to conflicting economic data, volatility in energy prices, and significant geopolitical concerns. Additional losses were incurred from positions in U.S. equity index futures, particularly the Russell 2000 Index, as prices moved in a trendless pattern for the aforementioned reasons.

CHARTER MILLBURN

                         [CHART]

                 Year ended December 31, 2004
                 ----------------------------
Currencies                 -3.14%
Interest Rates              2.67%
Stock Indices              -2.42%
Energies                    2.38%
Metals                     -0.33%
Agriculturals               0.55%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the currency markets, losses were experienced from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the yen relative to the U.S. dollar and the euro as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar, primarily during the first and second quarter, as the value of the Singapore dollar experienced significant "whipsawing" in tandem with the value of the Japanese yen. Elsewhere in the currency markets, losses were recorded from positions in the euro versus the U.S. dollar, primarily during the first quarter, as well as during July and August, as the value of the euro also moved in a trendless pattern due to conflicting economic data and volatility in oil prices.

.. Within the global stock index markets, losses were incurred during April, May, and July from long positions in European equity index futures as prices drifted lower amid the continuing instability in Iraq, fears of global terrorism, and concerns of higher interest rates. Additional losses were

CHARTER MILLBURN

 recorded from positions in Pacific Rim equity index futures as prices moved without consistent direction for the aforementioned reasons, in addition to inconsistent earnings in the technology sector, conflicting news regarding a full recovery for Japan's economy, and volatility in the energy markets.

.. Smaller losses were experienced in the metals markets from long futures positions in gold as precious metals prices weakened due to the sudden strength in the U.S. dollar during April.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were experienced in global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices rallied on uncertainty in the global equity markets, disappointing economic data, "safe-haven" buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro.

.. Additional gains were experienced in the energy markets. Long positions in crude oil and its related products profited as prices trended higher throughout a majority of the year due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway.

.. Smaller gains were generated in the agricultural markets during March from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories, and weaker export demand.

MORGAN STANLEY CHARTER SERIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

  Management of Demeter ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  The Partnerships' internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnerships;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnerships' transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnerships' assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstate-ments. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or proce-dures may deteriorate.

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2004.

  Deloitte & Touche LLP, the Partnerships' independent registered public accounting firm, has issued an audit report on Management's assessment of the Partnerships' internal control over financial reporting and on the effectiveness of the Partnerships' internal control over financial reporting. This report, which expresses unqualified opinions on Management's assessment and on the effectiveness of the Partnerships' internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

New York, New York
March 11, 2005

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P.:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P. (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Partnerships and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

New York, New York
March 11, 2005

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004 for Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P., and for the years ended December 31, 2004 and 2003 and the period from October 1, 2002 (commencement of operations) to December 31, 2002 for Morgan Stanley Charter Campbell L.P. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. at December 31,

2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 for Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P., and for the years ended December 31, 2004 and 2003 and the period from October 1, 2002 (commencement of operations) to December 31, 2002 for Morgan Stanley Charter Campbell L.P. in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

Deloitte & Touche LLP

New York, New York
March 11, 2005

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                        ------------------------
                                                            2004        2003
                                                        -----------  -----------
                                                             $           $
                                    ASSETS
Equity in futures interests trading accounts:
 Cash                                                   267,002,332   97,828,371

 Net unrealized gain (loss) on open contracts (MSIL)        (91,713)     144,170
 Net unrealized gain (loss) on open contracts
  (MS&Co.)                                                 (905,509)   5,068,363
                                                        -----------  -----------
   Total net unrealized gain (loss) on open contracts      (997,222)   5,212,533
                                                        -----------  -----------
   Total Trading Equity                                 266,005,110  103,040,904
Subscriptions receivable                                 14,332,785    9,775,917
Interest receivable (Morgan Stanley DW)                     437,260       70,846
                                                        -----------  -----------
   Total Assets                                         280,775,155  112,887,667
                                                        ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       3,320,046      825,951
Accrued brokerage fees (Morgan Stanley DW)                1,372,469      508,438
Accrued management fees                                     581,926      215,577
Accrued incentive fee                                        --            9,503
                                                        -----------  -----------
   Total Liabilities                                      5,274,441    1,559,469
                                                        -----------  -----------
PARTNERS' CAPITAL
Limited Partners (23,535,882.766 and
 9,879,493.243 Units, respectively)                     272,588,976  110,098,161
General Partner (251,405.283 and
 110,375.550 Units, respectively)                         2,911,738    1,230,037
                                                        -----------  -----------
   Total Partners' Capital                              275,500,714  111,328,198
                                                        -----------  -----------
   Total Liabilities and Partners' Capital              280,775,155  112,887,667
                                                        ===========  ===========
NET ASSET VALUE PER UNIT                                      11.58        11.14
                                                        ===========  ===========

STATEMENTS OF OPERATIONS

                                                              FOR THE PERIOD FROM
                                                                OCTOBER 1, 2002
                                                               (COMMENCEMENT OF
                                       FOR THE YEARS ENDED      OPERATIONS) TO
                                           DECEMBER 31,          DECEMBER 31,
                                     -----------------------  -------------------
                                         2004        2003            2002
                                     -----------  ----------  -------------------
                                          $           $                $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)   2,467,486     522,737         35,475
                                     -----------  ----------       --------
EXPENSES
 Brokerage fees (Morgan Stanley DW)   12,094,851   3,807,406        201,253
 Management fees                       5,128,216   1,586,956         81,992
 Incentive fees                        4,265,659     632,951          --
                                     -----------  ----------       --------
   Total Expenses                     21,488,726   6,027,313        283,245
                                     -----------  ----------       --------
NET INVESTMENT LOSS                  (19,021,240) (5,504,576)      (247,770)
                                     -----------  ----------       --------
TRADING RESULTS
Trading profit (loss):
 Realized                             28,264,123   8,138,778       (424,353)
 Net change in unrealized             (6,209,755)  4,715,846        496,687
                                     -----------  ----------       --------
   Total Trading Results              22,054,368  12,854,624         72,334
                                     -----------  ----------       --------
NET INCOME (LOSS)                      3,033,128   7,350,048       (175,436)
                                     ===========  ==========       ========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                       3,001,427   7,267,734       (173,159)
General Partner                           31,701      82,314         (2,277)
NET INCOME (LOSS) PER UNIT:
Limited Partners                            0.44        1.56          (0.42)
General Partner                             0.44        1.56          (0.42)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                       ------------------------
                                                           2004        2003
                                                       -----------  -----------
                                                            $           $
                                    ASSETS
Equity in futures interests trading accounts:
 Cash                                                  213,442,730  161,809,223

  Net unrealized gain on open contracts (MS&Co.)        13,483,848    3,139,491
  Net unrealized gain (loss) on open contracts (MSIL)     (460,130)   3,771,371
                                                       -----------  -----------
   Total net unrealized gain on open contracts          13,023,718    6,910,862
                                                       -----------  -----------
   Total Trading Equity                                226,466,448  168,720,085
Subscriptions receivable                                 5,099,306    8,566,805
Interest receivable (Morgan Stanley DW)                    344,686      122,459
                                                       -----------  -----------
   Total Assets                                        231,910,440  177,409,349
                                                       ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                      4,737,970    2,825,203
Accrued brokerage fees (Morgan Stanley DW)               1,129,383      840,610
Accrued management fees (MSFCM)                            361,403      268,996
                                                       -----------  -----------
   Total Liabilities                                     6,228,756    3,934,809
                                                       -----------  -----------
PARTNERS' CAPITAL
Limited Partners (11,410,826.848 and
 8,284,969.696 Units, respectively)                    223,240,153  171,628,106
General Partner (124,797.841 and
 89,132.554 Units, respectively)                         2,441,531    1,846,434
                                                       -----------  -----------
   Total Partners' Capital                             225,681,684  173,474,540
                                                       -----------  -----------
   Total Liabilities and Partners' Capital             231,910,440  177,409,349
                                                       ===========  ===========
NET ASSET VALUE PER UNIT                                     19.56        20.72
                                                       ===========  ===========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                             2004         2003        2002
                                         -----------  -----------  ----------
                                              $            $           $
  INVESTMENT INCOME
    Interest income (Morgan Stanley DW)    2,427,231    1,305,055     937,878
                                         -----------  -----------  ----------

  EXPENSES
    Brokerage fees (Morgan Stanley DW)    12,088,626    8,960,530   3,858,279
    Management fees (MSFCM)                3,868,362    2,752,466   1,132,395
    Incentive fees (MSFCM)                    --        2,010,766   2,582,720
                                         -----------  -----------  ----------
     Total Expenses                       15,956,988   13,723,762   7,573,394
                                         -----------  -----------  ----------

  NET INVESTMENT LOSS                    (13,529,757) (12,418,707) (6,635,516)
                                         -----------  -----------  ----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                              (2,374,993)  (3,248,330) 12,083,168
    Net change in unrealized               6,112,856     (655,041)  8,667,368
                                         -----------  -----------  ----------
                                           3,737,863   (3,903,371) 20,750,536
  Proceeds from Litigation Settlement          2,880       --         292,406
                                         -----------  -----------  ----------
     Total Trading Results                 3,740,743   (3,903,371) 21,042,942
                                         -----------  -----------  ----------

  NET INCOME (LOSS)                       (9,789,014) (16,322,078) 14,407,426
                                         ===========  ===========  ==========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                        (9,674,111) (16,143,139) 14,239,699
  General Partner                           (114,903)    (178,939)    167,727

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                             (1.16)       (1.12)       4.92
  General Partner                              (1.16)       (1.12)       4.92

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                     ------------------------
                                                         2004        2003
                                                     -----------  -----------
                                                          $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            469,228,886  245,088,422

     Net unrealized gain on open contracts (MS&Co.)      372,464    9,532,167
     Net unrealized gain (loss) on open contracts
      (MSIL)                                            (132,550)   6,934,499
                                                     -----------  -----------
      Total net unrealized gain on open contracts        239,914   16,466,666
                                                     -----------  -----------
      Total Trading Equity                           469,468,800  261,555,088
   Subscriptions receivable                           15,265,122   14,005,999
   Interest receivable (Morgan Stanley DW)               778,963      196,094
                                                     -----------  -----------
      Total Assets                                   485,512,885  275,757,181
                                                     ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                 5,991,320    3,370,668
   Accrued brokerage fees (Morgan Stanley DW)          2,336,127    1,270,243
   Accrued management fees                               747,560      406,478
                                                     -----------  -----------
      Total Liabilities                                9,075,007    5,047,389
                                                     -----------  -----------
   PARTNERS' CAPITAL
   Limited Partners (21,265,535.495 and
    12,239,934.203 Units, respectively)              471,290,914  267,851,230
   General Partner (232,240.705 and
    130,627.064 Units, respectively)                   5,146,964    2,858,562
                                                     -----------  -----------
      Total Partners' Capital                        476,437,878  270,709,792
                                                     -----------  -----------
      Total Liabilities and Partners' Capital        485,512,885  275,757,181
                                                     ===========  ===========
   NET ASSET VALUE PER UNIT                                22.16        21.88
                                                     ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                            2004         2003        2002
                                        -----------  -----------  ----------
                                             $            $           $
   INVESTMENT INCOME
    Interest income (Morgan Stanley DW)   4,414,059    1,799,417   1,164,347
                                        -----------  -----------  ----------

   EXPENSES
    Brokerage fees (Morgan Stanley DW)   22,233,723   11,874,342   4,751,864
    Management fees                       7,114,792    3,651,522   1,395,472
    Incentive fees                        5,135,381    4,657,891   3,660,660
                                        -----------  -----------  ----------
      Total Expenses                     34,483,896   20,183,755   9,807,996
                                        -----------  -----------  ----------

   NET INVESTMENT LOSS                  (30,069,837) (18,384,338) (8,643,649)
                                        -----------  -----------  ----------

   TRADING RESULTS
   Trading profit (loss):
    Realized                             58,748,074   36,375,835  26,923,850
    Net change in unrealized            (16,226,752)   9,253,741   6,346,817
                                        -----------  -----------  ----------
      Total Trading Results              42,521,322   45,629,576  33,270,667
                                        -----------  -----------  ----------

   NET INCOME                            12,451,485   27,245,238  24,627,018
                                        ===========  ===========  ==========

   NET INCOME ALLOCATION:
   Limited Partners                      12,333,083   26,947,948  24,356,676
   General Partner                          118,402      297,290     270,342

   NET INCOME PER UNIT:
   Limited Partners                            0.28         3.04        5.07
   General Partner                             0.28         3.04        5.07

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                      ---------------------
                                                         2004       2003
                                                      ---------- ----------
                                                          $          $
                                    ASSETS
    Equity in futures interests trading accounts:
      Cash                                            58,204,901 59,756,846

      Net unrealized gain on open contracts (MS&Co.)   3,182,764  4,376,376
      Net unrealized gain on open contracts (MSIL)       114,741     --
                                                      ---------- ----------
       Total net unrealized gain on open contracts     3,297,505  4,376,376
                                                      ---------- ----------
       Total Trading Equity                           61,502,406 64,133,222
    Subscriptions receivable                           1,100,388  2,719,812
    Interest receivable (Morgan Stanley DW)               92,043     45,599
                                                      ---------- ----------
       Total Assets                                   62,694,837 66,898,633
                                                      ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                1,689,928  1,601,321
    Accrued brokerage fees (Morgan Stanley DW)           315,431    319,177
    Accrued management fees                              100,938    102,137
                                                      ---------- ----------
       Total Liabilities                               2,106,297  2,022,635
                                                      ---------- ----------
    PARTNERS' CAPITAL
    Limited Partners (5,693,351.324 and
     5,778,353.071 Units, respectively)               59,881,786 64,188,800
    General Partner (67,195.701 and
     61,862.368 Units, respectively)                     706,754    687,198
                                                      ---------- ----------
       Total Partners' Capital                        60,588,540 64,875,998
                                                      ---------- ----------
       Total Liabilities and Partners' Capital        62,694,837 66,898,633
                                                      ========== ==========
    NET ASSET VALUE PER UNIT                               10.52      11.11
                                                      ========== ==========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             2004        2003        2002
                                          ----------  ----------  ----------
                                              $           $           $
   INVESTMENT INCOME
     Interest income (Morgan Stanley DW)     727,529     629,921     603,947
                                          ----------  ----------  ----------

   EXPENSES
     Brokerage fees (Morgan Stanley DW)    3,804,604   3,658,103   2,355,852
     Management fees                       1,217,473   1,122,424     690,564
     Incentive fees                           --         476,219      99,341
                                          ----------  ----------  ----------
      Total Expenses                       5,022,077   5,256,746   3,145,757
                                          ----------  ----------  ----------

   NET INVESTMENT LOSS                    (4,294,548) (4,626,825) (2,541,810)
                                          ----------  ----------  ----------

   TRADING RESULTS
   Trading profit (loss):
     Realized                                913,379   1,603,313   8,189,036
     Net change in unrealized             (1,078,871)  1,734,999   1,206,647
                                          ----------  ----------  ----------
      Total Trading Results                 (165,492)  3,338,312   9,395,683
                                          ----------  ----------  ----------

   NET INCOME (LOSS)                      (4,460,040) (1,288,513)  6,853,873
                                          ==========  ==========  ==========

   NET INCOME (LOSS) ALLOCATION:
   Limited Partners                       (4,419,596) (1,275,885)  6,779,217
   General Partner                           (40,444)    (12,628)     74,656

   NET INCOME (LOSS) PER UNIT:
   Limited Partners                            (0.59)      (0.07)       1.95
   General Partner                             (0.59)      (0.07)       1.95

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE PERIOD FROM OCTOBER 1, 2002 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2002

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    Initial Offering      832,786.300    8,227,863    100,000    8,327,863
    Offering of Units   1,216,003.471   11,350,313    120,000   11,470,313
    Net loss                 --           (173,159)    (2,277)    (175,436)
    Redemptions            (2,118.644)     (20,297)     --         (20,297)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002   2,046,671.127   19,384,720    217,723   19,602,443
    Offering of Units   8,470,100.382   89,106,873    930,000   90,036,873
    Net income               --          7,267,734     82,314    7,350,048
    Redemptions          (526,902.716)  (5,661,166)     --      (5,661,166)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2003   9,989,868.793  110,098,161  1,230,037  111,328,198
    Offering of Units  15,066,314.126  173,974,554  1,650,000  175,624,554
    Net income               --          3,001,427     31,701    3,033,128
    Redemptions        (1,268,894.870) (14,485,166)     --     (14,485,166)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  23,787,288.049  272,588,976  2,911,738  275,500,714
                       ==============  ===========  =========  ===========

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                      UNITS OF
                     PARTNERSHIP     LIMITED     GENERAL
                      INTEREST       PARTNERS    PARTNER      TOTAL
                   --------------  -----------  ---------  -----------
                                        $           $           $
Partners' Capital,
December 31, 2001   2,505,315.694   41,832,302    567,646   42,399,948
Offering of Units   1,650,078.947   33,075,899    200,000   33,275,899
Net income               --         14,239,699    167,727   14,407,426
Redemptions          (291,943.370)  (5,704,540)     --      (5,704,540)
                   --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2002   3,863,451.271   83,443,360    935,373   84,378,733
Offering of Units   5,067,317.039  116,565,731  1,090,000  117,655,731
Net loss                 --        (16,143,139)  (178,939) (16,322,078)
Redemptions          (556,666.060) (12,237,846)     --     (12,237,846)
                   --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003   8,374,102.250  171,628,106  1,846,434  173,474,540
Offering of Units   4,820,781.793   91,495,743    710,000   92,205,743
Net loss                 --         (9,674,111)  (114,903)  (9,789,014)
Redemptions        (1,659,259.354) (30,209,585)     --     (30,209,585)
                   --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2004  11,535,624.689  223,240,153  2,441,531  225,681,684
                   ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                      UNITS OF
                     PARTNERSHIP     LIMITED     GENERAL
                      INTEREST       PARTNERS    PARTNER     TOTAL
                   --------------  -----------  --------- -----------
                                        $           $          $
Partners' Capital,
December 31, 2001   3,480,546.336   47,429,838    510,930  47,940,768
Offering of Units   3,256,032.080   52,245,849    450,000  52,695,849
Net income               --         24,356,676    270,342  24,627,018
Redemptions          (558,920.184)  (8,867,415)    --      (8,867,415)
                   --------------  -----------  --------- -----------
Partners' Capital,
December 31, 2002   6,177,658.232  115,164,948  1,231,272 116,396,220
Offering of Units   7,061,916.942  143,646,579  1,330,000 144,976,579
Net income               --         26,947,948    297,290  27,245,238
Redemptions          (869,013.907) (17,908,245)    --     (17,908,245)
                   --------------  -----------  --------- -----------
Partners' Capital,
December 31, 2003  12,370,561.267  267,851,230  2,858,562 270,709,792
Offering of Units  10,495,671.792  219,363,280  2,170,000 221,533,280
Net income               --         12,333,083    118,402  12,451,485
Redemptions        (1,368,456.859) (28,256,679)    --     (28,256,679)
                   --------------  -----------  --------- -----------
Partners' Capital,
December 31, 2004  21,497,776.200  471,290,914  5,146,964 476,437,878
                   ==============  ===========  ========= ===========

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                      UNITS OF
                     PARTNERSHIP     LIMITED    GENERAL
                      INTEREST       PARTNERS   PARTNER     TOTAL
                   --------------  -----------  -------  -----------
                                        $          $          $
Partners' Capital,
December 31, 2001   3,275,652.396   29,883,431  335,170   30,218,601
Offering of Units   1,249,986.726   12,765,966   70,000   12,835,966
Net income               --          6,779,217   74,656    6,853,873
Redemptions          (566,455.117)  (5,628,599)    --     (5,628,599)
                   --------------  -----------  -------  -----------
Partners' Capital,
December 31, 2002   3,959,184.005   43,800,015  479,826   44,279,841
Offering of Units   2,596,025.144   29,901,428  220,000   30,121,428
Net loss                 --         (1,275,885) (12,628)  (1,288,513)
Redemptions          (714,993.710)  (8,236,758)    --     (8,236,758)
                   --------------  -----------  -------  -----------
Partners' Capital,
December 31, 2003   5,840,215.439   64,188,800  687,198   64,875,998
Offering of Units   2,031,792.936   21,322,002   60,000   21,382,002
Net loss                 --         (4,419,596) (40,444)  (4,460,040)
Redemptions        (2,111,461.350) (21,209,420)    --    (21,209,420)
                   --------------  -----------  -------  -----------
Partners' Capital,
December 31, 2004   5,760,547.025   59,881,786  706,754   60,588,540
                   ==============  ===========  =======  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                                            FOR THE PERIOD
                                                         FROM OCTOBER 1, 2002
                                                           (COMMENCEMENT OF
                                  FOR THE YEARS ENDED       OPERATIONS) TO
                                      DECEMBER 31,           DECEMBER 31,
                                -----------------------  --------------------
                                    2004        2003             2002
                                -----------  ----------  --------------------
                                     $           $                $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)               3,033,128   7,350,048         (175,436)
  Noncash item included in
   net income (loss):
    Net change in unrealized      6,209,755  (4,715,846)        (496,687)
  Increase in operating assets:
    Interest receivable
     (Morgan Stanley DW)           (366,414)    (57,130)         (13,716)
  Increase (decrease) in
   operating liabilities:
    Accrued brokerage
     fees (Morgan Stanley
     DW)                            864,031     422,526           85,912
    Accrued management
     fees                           366,349     180,575           35,002
    Accrued incentive fees           (9,503)      9,503           --
                                -----------  ----------       ----------
  Net cash provided by (used
   for) operating activities     10,097,346   3,189,676         (564,925)
                                -----------  ----------       ----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Initial offering                   --          --            8,327,863
  Offering of Units             175,624,554  90,036,873       11,470,313
  Increase in subscriptions
   receivable                    (4,556,868) (5,948,760)      (3,827,157)
  Increase in redemptions
   payable                        2,494,095     805,654           20,297
  Redemptions of Units          (14,485,166) (5,661,166)         (20,297)
                                -----------  ----------       ----------
  Net cash provided by
   financing activities         159,076,615  79,232,601       15,971,019
                                -----------  ----------       ----------

  Net increase in cash          169,173,961  82,422,277       15,406,094
  Balance at beginning of
   period                        97,828,371  15,406,094           --
                                -----------  ----------       ----------

  Balance at end of period      267,002,332  97,828,371       15,406,094
                                ===========  ==========       ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                            2004         2003        2002
                                        -----------  -----------  ----------
                                             $            $           $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income (loss)                     (9,789,014) (16,322,078) 14,407,426
   Noncash item included in net
    income (loss):
     Net change in unrealized            (6,112,856)     655,041  (8,667,368)
   Increase in operating assets:
     Interest receivable
      (Morgan Stanley DW)                  (222,227)     (43,975)    (11,667)
   Increase in operating liabilities:
     Accrued brokerage fees
      (Morgan Stanley DW)                   288,773      411,884     175,910
     Accrued management fees
      (MSFCM)                                92,407      141,966      54,797
                                        -----------  -----------  ----------
   Net cash provided by (used for)
    operating activities                (15,742,917) (15,157,162)  5,959,098
                                        -----------  -----------  ----------

   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Offering of Units                     92,205,743  117,655,731  33,275,899
   (Increase) decrease in subscriptions
    receivable                            3,467,499   (4,899,798) (2,391,248)
   Increase (decrease) in redemptions
    payable                               1,912,767    2,549,078    (513,072)
   Redemptions of Units                 (30,209,585) (12,237,846) (5,704,540)
                                        -----------  -----------  ----------
   Net cash provided by financing
    activities                           67,376,424  103,067,165  24,667,039
                                        -----------  -----------  ----------

   Net increase in cash                  51,633,507   87,910,003  30,626,137
   Balance at beginning of period       161,809,223   73,899,220  43,273,083
                                        -----------  -----------  ----------

   Balance at end of period             213,442,730  161,809,223  73,899,220
                                        ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2004         2003         2002
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                            12,451,485   27,245,238   24,627,018
  Noncash item included in net
   income:
    Net change in unrealized            16,226,752   (9,253,741)  (6,346,817)
  Increase in operating assets:
    Interest receivable
     (Morgan Stanley DW)                  (582,869)     (82,925)     (43,615)
  Increase in operating liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                 1,065,884      700,176      305,114
    Accrued management fees                341,082      237,569       93,209
                                       -----------  -----------  -----------
  Net cash provided by operating
   activities                           29,502,334   18,846,317   18,634,909
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                    221,533,280  144,976,579   52,695,849
  Increase in subscriptions receivable  (1,259,123)  (8,225,123)  (3,352,875)
  Increase in redemptions payable        2,620,652    2,888,421      152,501
  Redemptions of Units                 (28,256,679) (17,908,245)  (8,867,415)
                                       -----------  -----------  -----------
  Net cash provided by financing
   activities                          194,638,130  121,731,632   40,628,060
                                       -----------  -----------  -----------

  Net increase in cash                 224,140,464  140,577,949   59,262,969
  Balance at beginning of period       245,088,422  104,510,473   45,247,504
                                       -----------  -----------  -----------

  Balance at end of period             469,228,886  245,088,422  104,510,473
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------
                                            2004        2003        2002
                                        -----------  ----------  ----------
                                             $           $           $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income (loss)                     (4,460,040) (1,288,513)  6,853,873
   Noncash item included in net
    income (loss):
     Net change in unrealized             1,078,871  (1,734,999) (1,206,647)
   (Increase) decrease in operating
    assets:
     Interest receivable
      (Morgan Stanley DW)                   (46,444)      3,033      (2,156)
   Increase (decrease) in operating
    liabilities:
     Accrued brokerage fees
      (Morgan Stanley DW)                    (3,746)     96,557      53,304
     Accrued management fees                 (1,199)     36,176      17,585
                                        -----------  ----------  ----------
   Net cash provided by (used for)
    operating activities                 (3,432,558) (2,887,746)  5,715,959
                                        -----------  ----------  ----------

   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Offering of Units                     21,382,002  30,121,428  12,835,966
   (Increase) decrease in subscriptions
    receivable                            1,619,424  (1,191,414)   (716,397)
   Increase in redemptions payable           88,607   1,335,180       1,428
   Redemptions of Units                 (21,209,420) (8,236,758) (5,628,599)
                                        -----------  ----------  ----------
   Net cash provided by financing
    activities                            1,880,613  22,028,436   6,492,398
                                        -----------  ----------  ----------

   Net increase (decrease) in cash       (1,551,945) 19,140,690  12,208,357
   Balance at beginning of period        59,756,846  40,616,156  28,407,799
                                        -----------  ----------  ----------

   Balance at end of period              58,204,901  59,756,846  40,616,156
                                        ===========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $275,500,714                                $              %              $               %
Commodity                                                             (559,611)       (0.20)           --              --
Equity                                                               1,898,546         0.69            --              --
Foreign currency                                                    (1,727,800)       (0.63)       (3,015,578)       (1.09)
Interest rate                                                        2,000,017         0.72           452,692         0.16
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       1,611,152         0.58        (2,562,886)       (0.93)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition

2003 PARTNERSHIP NET ASSETS: $111,328,198
Commodity                                                              597,104         0.54            --              --
Equity                                                               1,447,121         1.30            --              --
Foreign currency                                                     5,860,684         5.26*       (2,551,537)       (2.29)
Interest rate                                                          (45,925)       (0.04)          (99,252)       (0.09)
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       7,858,984         7.06        (2,650,789)       (2.38)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2004 PARTNERSHIP NET ASSETS: $275,500,714                               $
Commodity                                                             (559,611)
Equity                                                               1,898,546
Foreign currency                                                    (4,743,378)
Interest rate                                                        2,452,709
                                                                    ----------
  Grand Total:                                                        (951,734)

  Unrealized Currency Loss                                             (45,488)
                                                                    ----------
  Total Net Unrealized Loss per Statement of Financial Condition      (997,222)
                                                                    ==========
2003 PARTNERSHIP NET ASSETS: $111,328,198
Commodity                                                              597,104
Equity                                                               1,447,121
Foreign currency                                                     3,309,147
Interest rate                                                         (145,177)
                                                                    ----------
  Grand Total:                                                       5,208,195

  Unrealized Currency Gain                                               4,338
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     5,212,533
                                                                    ==========

* Nosingle contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------                     --------------- ------------- ---------------- ------------- --------------
2004 PARTNERSHIP NET ASSETS: $225,681,684                 $              %              $               %             $
Commodity                                             1,491,833         0.66        (1,169,823)       (0.52)         322,010
Equity                                                3,573,003         1.58            --              --         3,573,003
Foreign currency                                      8,362,854         3.71            --              --         8,362,854
Interest rate                                           613,394         0.27           486,725         0.22        1,100,119
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                        14,041,084         6.22          (683,098)       (0.30)      13,357,986
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                           (334,268)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                            13,023,718
                                                                                                                  ==========
2003 PARTNERSHIP NET ASSETS: $173,474,540
Commodity                                             5,451,831         3.14            --              --         5,451,831
Equity                                                1,176,725         0.68            --              --         1,176,725
Foreign currency                                      1,100,599         0.63            --            --           1,100,599
Interest rate                                          (661,987)       (0.38)           --              --          (661,987)
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                         7,067,168         4.07            --              --         7,067,168
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                           (156,306)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                             6,910,862
                                                                                                                  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------                     --------------- ------------- ---------------- ------------- --------------

2004 PARTNERSHIP NET ASSETS: $476,437,878                 $              %              $               %             $
Commodity                                              (757,683)       (0.16)          852,477         0.18           94,794
Equity                                                8,942,281         1.88            --              --         8,942,281
Foreign currency                                     (5,479,156)       (1.15)       (2,287,245)       (0.48)      (7,766,401)
Interest rate                                         2,408,876         0.50           443,338         0.09        2,852,214
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                         5,114,318         1.07          (991,430)       (0.21)       4,122,888
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                         (3,882,974)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                               239,914
                                                                                                                  ==========

2003 PARTNERSHIP NET ASSETS: $270,709,792
Commodity                                             6,241,497         2.31            (5,968)       (0.01)       6,235,529
Equity                                                7,631,514         2.82          (262,587)       (0.10)       7,368,927
Foreign currency                                      4,816,855         1.78        (1,285,220)       (0.47)       3,531,635
Interest rate                                          (290,120)       (0.11)           --              --          (290,120)
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                        18,399,746         6.80        (1,553,775)       (0.58)      16,845,971
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                           (379,305)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                            16,466,666
                                                                                                                  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------

2004 PARTNERSHIP NET ASSETS: $60,588,540                                 $              %              $               %
Commodity                                                               18,125         0.03            97,467         0.16
Equity                                                                 504,281         0.83            --              --
Foreign currency                                                     1,029,901         1.70          (325,404)       (0.54)
Interest rate                                                          (11,832)       (0.02)           10,402         0.02
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       1,540,475         2.54          (217,535)       (0.36)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $64,875,998
Commodity                                                               88,962         0.14              (438)         --
Equity                                                                 301,184         0.46            --              --
Foreign currency                                                     3,458,602         5.33*       (1,122,986)       (1.73)
Interest rate                                                           20,495         0.03           (16,194)       (0.02)
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       3,869,243         5.96        (1,139,618)       (1.75)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------

2004 PARTNERSHIP NET ASSETS: $60,588,540                                $
Commodity                                                             115,592
Equity                                                                504,281
Foreign currency                                                      704,497
Interest rate                                                          (1,430)
                                                                    ---------
  Grand Total:                                                      1,322,940

  Unrealized Currency Gain                                          1,974,565
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    3,297,505
                                                                    =========

2003 PARTNERSHIP NET ASSETS: $64,875,998
Commodity                                                              88,524
Equity                                                                301,184
Foreign currency                                                    2,335,616
Interest rate                                                           4,301
                                                                    ---------
  Grand Total:                                                      2,729,625

  Unrealized Currency Gain                                          1,646,751
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    4,376,376
                                                                    =========

* Nosingle contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter MSFCM L.P. ("Charter MSFCM"), Morgan Stanley Charter Graham L.P. ("Charter Graham"), and Morgan Stanley Charter Millburn L.P. ("Charter Millburn") (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor for Charter MSFCM is Morgan Stanley Futures
& Currency Management Inc. ("MSFCM"). Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Effective July 29, 2002, Charter Campbell was added to the Charter Series and began trading on October 1, 2002.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW credits each Partnership with interest income on 100% of its average daily funds held at Morgan Stanley DW. In addition, Morgan Stanley DW credits each Partnership with 100% of the interest income Morgan Stanley DW receives from MS&Co. and MSIL with respect to such Partnership's assets deposited as margin. The interest rates used are equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on forward contracts and other Futures Interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership pays a flat-rate monthly brokerage fee of 1/12 of 6.25% of the Partnership's Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage commissions, transaction fees and costs, and ordinary administrative and offering expenses.
  From May 1, 2002 to July 31, 2002, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 6.75% of the Partnership's Net Assets as of the first day of each month (a 6.75% annual rate).
  From inception to April 30, 2002, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 7% of

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

the Partnership's Net Assets as of the first day of each month (a 7% annual rate).

OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnerships' profits.

CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. Morgan Stanley DW pays all such costs.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a limited partner, upon five business days advance notice by redemption form to Demeter. Redemptions may only be made in whole Units, with a minimum of 100 Units required for each redemption, unless a limited partner is redeeming his entire interest in a particular Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW.

EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a limited partner in any of the Partnerships, and at the end of each month thereafter, limited partners may exchange their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIPS. Charter MSFCM will terminate on December 31, 2025 and Charter Campbell, Charter Graham, and Charter Millburn will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. On February 27, 2002, Charter MSFCM received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and Charter MSFCM received settlement award payments in the amount of $292,406 during August 2002 and $2,880 during July 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnerships' reported net income
(loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.
  Demeter, on behalf of Charter MSFCM and itself, entered into a Management Agreement with MSFCM to make all trading decisions for the Partnership. Charter MSFCM pays management and incentive fees (if any) to MSFCM.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2004 were as follows:

Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter MSFCM L.P.
  Morgan Stanley Futures & Currency Management Inc.

Morgan Stanley Charter Graham L.P.
  Graham Capital Management, L.P.

Morgan Stanley Charter Millburn L.P.
  Millburn Ridgefield Corporation
Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Charter MSFCM, Charter Graham, and Charter Millburn each pay its trading advisor a flat-rate monthly fee equal to 1/12 of 2% (a 2% annual rate) of the Partnership's Net Assets under management by each trading advisor as of the first day of each month.
  Charter Campbell pays its trading advisor a flat-rate monthly fee equal to 1/12 of 2.65% (a 2.65% annual rate) of the Partnership's Net Assets under management as of the first day of each month. Prior to August 1, 2003, Charter Campbell paid a flat-rate monthly fee equal to 1/12 of 2.75% (a 2.75% annual rate) of the Partnership's Net Assets under management as of the first day of each month.

INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits, paid on a quarterly

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

basis for Charter MSFCM, and paid on a monthly basis for Charter Campbell, Charter Graham, and Charter Millburn.
  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, or calendar quarter with respect to Charter MSFCM, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.
  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

  Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

CHARTER CAMPBELL

                     NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                -------------------------------  -------------------
                             OFF-                            OFF-
                EXCHANGE-  EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED      TOTAL     TRADED    TRADED
           ---- --------- ----------  ---------  --------- ---------
                    $          $          $
           2004 3,746,156 (4,743,378)  (997,222) Sep. 2005 Mar. 2005
           2003 1,903,386  3,309,147  5,212,533  Sep. 2004 Mar. 2004

CHARTER MSFCM

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------ -------------------
                             OFF-                           OFF-
                 EXCHANGE- EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED     TOTAL     TRADED    TRADED
            ---- --------- --------- ---------- --------- ---------
                     $         $         $
            2004 5,612,530 7,411,188 13,023,718 Sep. 2005 Mar. 2005
            2003 5,810,267 1,100,595  6,910,862 Mar. 2004 Mar. 2004

CHARTER GRAHAM

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS     LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2004  7,966,178 (7,726,264)    239,914 Jun. 2006 Mar. 2005
           2003 17,018,386   (551,720) 16,466,666 Jun. 2005 Mar. 2004

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


CHARTER MILLBURN

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2004 2,593,008   704,497 3,297,505 Dec. 2005 Mar. 2005
             2003 2,040,760 2,335,616 4,376,376 Jun. 2004 Mar. 2004

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward and futures-styled options contracts, which funds, in the aggregate, totaled $270,748,488 and $99,731,757 for Charter Campbell, $219,055,260 and $167,619,490 for Charter
MSFCM, $477,195,064 and $262,106,808 for Charter Graham, and $60,797,909 and
$61,797,606 for Charter Millburn at December 31, 2004 and 2003, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2004:    $ 11.14
                                                      -------
                 NET OPERATING RESULTS:
                    Interest Income                      0.14
                    Expenses                            (1.24)
                    Realized Profit                      1.90
                    Unrealized Loss                     (0.36)
                                                      -------
                    Net Income                           0.44
                                                      -------
                 NET ASSET VALUE, DECEMBER 31, 2004:  $ 11.58
                                                      =======
                 RATIOS TO AVERAGE NET ASSETS:
                    Net Investment Loss                (9.2)%
                    Expenses before Incentive Fees      8.3 %
                    Expenses after Incentive Fees      10.4 %
                    Net Income                          1.5 %

                 TOTAL RETURN BEFORE INCENTIVE FEES     6.2 %
                 TOTAL RETURN AFTER INCENTIVE FEES      3.9 %
                 INCEPTION-TO-DATE RETURN              15.8 %
                 COMPOUND ANNUALIZED RETURN             6.7 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


               CHARTER MSFCM
                                                        PER UNIT:
                                                        ---------
               NET ASSET VALUE, JANUARY 1, 2004:         $ 20.72
                                                         -------
               NET OPERATING RESULTS:
                  Interest Income                           0.23
                  Expenses                                 (1.52)
                  Realized Loss                            (0.45)
                  Unrealized Profit                         0.58
                  Proceeds from Litigation Settlement       0.00
                                                         -------
                  Net Loss                                 (1.16)
                                                         -------
               NET ASSET VALUE, DECEMBER 31, 2004:       $ 19.56
                                                         =======
               RATIOS TO AVERAGE NET ASSETS:
                  Net Investment Loss                     (6.8)%
                  Expenses before Incentive Fees           8.1 %
                  Expenses after Incentive Fees            8.1 %
                  Net Loss                                (4.9)%

               TOTAL RETURN BEFORE INCENTIVE FEES         (5.6)%
               TOTAL RETURN AFTER INCENTIVE FEES          (5.6)%
               INCEPTION-TO-DATE RETURN                   95.6 %
               COMPOUND ANNUALIZED RETURN                  6.4 %

CHARTER GRAHAM

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2004:   $  21.88
                                                     --------
                 NET OPERATING RESULTS:
                    Interest Income                      0.25
                    Expenses                            (1.96)
                    Realized Profit                      2.91
                    Unrealized Loss                     (0.92)
                                                     --------
                    Net Income                           0.28
                                                     --------
                 NET ASSET VALUE, DECEMBER 31, 2004: $  22.16
                                                     ========
                 RATIOS TO AVERAGE NET ASSETS:
                    Net Investment Loss                (8.1)%
                    Expenses before Incentive Fees      7.9 %
                    Expenses after Incentive Fees       9.2 %
                    Net Income                          3.3 %

                 TOTAL RETURN BEFORE INCENTIVE FEES     2.6 %
                 TOTAL RETURN AFTER INCENTIVE FEES      1.3 %
                 INCEPTION-TO-DATE RETURN             121.6 %
                 COMPOUND ANNUALIZED RETURN            14.6 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER MILLBURN

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2004:    $ 11.11
                                                      -------
                 NET OPERATING RESULTS:
                    Interest Income                      0.12
                    Expenses                            (0.84)
                    Realized Profit                      0.31
                    Unrealized Loss                     (0.18)
                                                      -------
                    Net Loss                            (0.59)
                                                      -------
                 NET ASSET VALUE, DECEMBER 31, 2004:  $ 10.52
                                                      =======
                 RATIOS TO AVERAGE NET ASSETS:
                    Net Investment Loss                (7.1)%
                    Expenses before Incentive Fees      8.3 %
                    Expenses after Incentive Fees       8.3 %
                    Net Loss                           (7.4)%

                 TOTAL RETURN BEFORE INCENTIVE FEES    (5.3)%
                 TOTAL RETURN AFTER INCENTIVE FEES     (5.3)%
                 INCEPTION-TO-DATE RETURN               5.2 %
                 COMPOUND ANNUALIZED RETURN             0.9 %

                      This page intentionally left blank.

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
CHT 38280-09