Form 10-Q
period 2005-03-31
MORGAN STANLEY CHARTER MSFCM LP
filed 2005-05-13
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited).........4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)..................5

   		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................21-34

Item 4. Controls and Procedures................................34


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................35?36

Item 5.	Other Information......................................36

Item 6.	Exhibits............................................37-39



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	 December 31,
                   2005      	           2004
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	212,694,035	213,442,730

	Net unrealized gain (loss) on open contracts (MSIL)	         812,216	     (460,130)
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (17,523,547)	          13,483,848

          Total net unrealized gain (loss) on open contracts	   (16,711,331)	     13,023,718

	     Total Trading Equity	195,982,704	226,466,448

Subscriptions receivable	2,787,234	5,099,306
Interest receivable (Morgan Stanley DW)	        470,119	         344,686

	     Total Assets	   199,240,057	   231,910,440

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	4,120,601	4,737,970
Accrued brokerage fees (Morgan Stanley DW)	1,057,589	1,129,383
Accrued management fees (MSFCM)	       338,428	        361,403

	     Total Liabilities	    5,516,618	    6,228,756

Partners? Capital

Limited Partners (11,599,799.098 and
  11,410,826.848 Units, respectively)	191,661,426	223,240,153
General Partner (124,797.841 Units)	     2,062,013	      2,441,531

	Total Partners? Capital	   193,723,439	  225,681,684

	Total Liabilities and Partners? Capital	  199,240,057	   231,910,440


NET ASSET VALUE PER UNIT                                                		           16.52	           19.56


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	                                                                                For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		  1,186,927			      412,837

EXPENSES
	Brokerage fees (Morgan Stanley DW)		3,330,408	2,946,257
	Management fees (MSFCM)	      	       1,065,731	       942,804

		Total Expenses		   4,396,139	   3,889,061

NET INVESTMENT LOSS	                                                      (3,209,212)	   (3,476,224)

TRADING RESULTS
Trading profit (loss):
	Realized			(2,437,790) 	9,733,988
	Net change in unrealized		    (29,735,049)	   (3,761,156)

    		Total Trading Results		    (32,172,839)	     5,972,832

NET INCOME (LOSS) 	       (35,382,051)	        2,496,608

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		           (35,002,533)	   2,469,084
	General Partner                                                   		                (379,518)         	  27,524

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		       (3.04)        	  0.33
	General Partner                                                   		               (3.04)	  0.33









	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                               $                         $                        $

Partners? Capital,
   December 31, 2003	8,374,102.250	171,628,106	1,846,434	173,474,540

Offering of Units	1,803,977.913	37,903,862	440,000	38,343,862

Net Income                                                                  ?		  2,469,084	27,524	2,496,608

Redemptions                                                (207,511.755)	   (4,441,667)	          ?       	   (4,441,667)

Partners? Capital,
   March 31, 2004	                                        9,970,568.408	 207,559,385	  2,313,958 	   209,873,343




Partners? Capital,
	December 31, 2004	11,535,624.689	223,240,153	2,441,531	225,681,684

Offering of Units	706,604.216	12,252,520	?		12,252,520

Net Loss                                                                  ?		  (35,002,533)	(379,518)	(35,382,051)

Redemptions                                                (517,631.966)	   (8,828,714)	          ?       	   (8,828,714)

Partners? Capital,
   March 31, 2005	                                      11,724,596.939	 191,661,426	  2,062,013 	   193,723,439





The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Quarters Ended March 31,

	      2005     	      2004
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(35,382,051)	2,496,608
Noncash item included in net income (loss):
	Net change in unrealized	29,735,049	3,761,156

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(125,433)	(43,144)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(71,794)	240,811
	Accrued management fees (MSFCM)	       (22,975)	      77,059

Net cash provided by (used for) operating activities	   (5,867,204)	  6,532,490


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	14,564,592 	32,438,058
Cash paid from redemptions of Units	   (9,446,083)	  (5,481,689)

Net cash provided by financing activities	    5,118,509	  26,956,369

Net increase (decrease) in cash	(748,695)	33,488,859

Balance at beginning of period	  213,442,730	  161,809,223

Balance at end of period                                                            	  212,694,035	  195,298,082






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter MSFCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to MSFCM.


       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                Net Unrealized Gains/(Losses)
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $             $            $

Mar. 31, 2005  	3,967,976	(20,679,307)  (16,711,331)	Dec. 2006	Jul. 2005
Dec. 31, 2004    5,612,530	7,411,188    13,023,718	Sep. 2005	   Mar. 2005


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $216,662,011 and $219,055,260 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(30,985,912) and expenses totaling $4,396,139, resulting in a net loss of $35,382,051 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004 to $16.52 at March 31, 2005.

The most significant trading losses of approximately 16.0% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the
       currency markets, losses resulted from positions in the
Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless pattern amid speculation that China would revalue its currency, negative comments by Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 1.4% were recorded in the global interest rate futures markets, primarily during March, from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Smaller losses of approximately 0.3% were recorded in the global stock index futures markets, primarily during January and March, from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to
       weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 3.2% in the energy markets during March from long futures positions in natural gas as prices moved higher in tandem with crude oil prices. Within the crude oil markets, gains were recorded from long futures positions in February and March as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Smaller gains of approximately 0.3% were recorded in the metals markets during February and March from long positions in copper and aluminum as prices increased due to news of continued strong demand from the developing economies of Asia.


For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $6,385,669 and expenses totaling $3,889,061, resulting in net income of $2,496,608 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $20.72 at December 31, 2003 to $21.05 at March 31, 2004.

The most significant trading gains of approximately 6.4% were generated in the global interest rate markets from long positions
       in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data, and safe haven buying following the terrorist attack in Madrid. In the metals markets, gains of approximately 1.9% were recorded throughout the quarter from long futures positions in copper and aluminum as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Additional gains of approximately 1.0% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market supply, falling inventory levels and production cut announcements from OPEC caused prices to increase. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 5.8% in the currency sector from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. During February, losses were recorded from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed lower after the elevation of Japan?s national security alert and market intervention by the Bank of Japan, which performed U.S. dollar buybacks after the release of economic data demonstrating Japan?s improving Gross Domestic Product. Long positions in the Singapore dollar versus the U.S. dollar recorded
       losses as the value of the Singapore dollar weakened in tandem with the value of the yen. Further losses were incurred during March from newly established short positions in the Japanese yen against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Short positions in the Singapore dollar also experienced losses during March as its value again moved in sympathy with the yen. Elsewhere in the currency markets, losses were recorded, primarily in March, from positions in the euro against the Japanese yen as the euro experienced significant short-term price volatility.




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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $194 million and $210 million, respectively.

Primary Market         March 31, 2005          March 31, 2004
Risk Category           Value at Risk           Value at Risk

Equity	  (3.05)%            	(0.16)%
Interest Rate	(1.82)                    	(2.14)
Currency	(1.25)                    	(2.22)
Commodity	(4.75)                    	(4.46)
Aggregate Value at Risk	   (7.02)% 	 (5.78)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Equity	(3.05)%	  -   %	(1.31)%

Interest Rate	(2.27)	(0.63)	(1.67)

Currency	(2.36)	(1.11)	(1.53)

Commodity	(4.75)	(0.20)	(2.03)

Aggregate Value at Risk	(7.02)%	(2.60)%	(4.15)%

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


       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 101% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies, and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in
       material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), Hang Seng (China), and SPI 200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Interest Rate.  The second largest market exposure of the
Partnership at March 31, 2005 was the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., Australian, and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence
       these fluctuations.  The Partnership trades a number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. The Partnership?s major exposures were to the euro, British pound, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and
natural gas.   Price movements in these markets result from
geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Metals.  At March 31, 2005, the Partnership had
market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in British pounds, euros, Australian dollars, Hong Kong dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
      PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
  File Number

Initial Registration	   100,000.000		February 3, 1994	33-71654
Pre-conversion	  100,000.000

Units sold through 10/17/97         66,708.624
Units unsold through 10/17/97       33,291.376
(Ultimately de-registered)

Commencing with December 1, 2000 monthly closing and with becoming a member of the Charter Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 6,670,862.400 Units (pre-conversion).

Additional Registration	1,750,000.000 	  October 11, 2000	     333-41684
Additional Registration	3,000,000.000 	  July 29, 2002        333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      12,794,431,026
Units unsold through 3/31/05    17,455,568.974
  Total Units sold through
  3/31/05	19,465,293.426
  (pre-and post-conversion)

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       The aggregate price of the Units sold through March 31,
2005 was $331,928,548.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 29, 2005.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
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
10.07	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan
Stanley Charter Welton L.P., Morgan Stanley DW, and JP
Morgan Chase Bank, is incorporated by reference to
Exhibit 10.10 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103168) filed with the
Securities and Exchange Commission on February 13, 2003.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

May 16, 2005          By: /s/ Kevin Perry
                              Kevin Perry
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




? 3?






? 12 ?