Form 10-Q
period 2005-06-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2005-08-10
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004
		(Unaudited)................................................4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................5

   		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......13-26

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................27-39

Item 4. Controls and Procedures.............................39-40


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................41?42

Item 5.	Other Information......................................42

Item 6.	Exhibits............................................42-45



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	 December 31,
                      2005      	           2004
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	176,581,465	213,442,730

	Net unrealized gain on open contracts (MS&Co.)	10,445,905         	  13,483,848
	Net unrealized loss on open contracts (MSIL)	       (690,759)	                (460,130)

          Total net unrealized gain on open contracts	     9,755,146	     13,023,718

	     Total Trading Equity	186,336,611	226,466,448

Subscriptions receivable	1,235,751	5,099,306
Interest receivable (Morgan Stanley DW)	       440,547	         344,686

	     Total Assets	 188,012,909 	   231,910,440

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	5,151,550	4,737,970
Accrued brokerage fees (Morgan Stanley DW)	948,686	1,129,383
Accrued management fees (VK Capital)	      303,580	        361,403

	     Total Liabilities	    6,403,816	    6,228,756

Partners? Capital

Limited Partners (10,838,555.365 and
  11,410,826.848 Units, respectively)	179,541,804	223,240,153
General Partner (124,797.841 Units)	     2,067,289	      2,441,531

	Total Partners? Capital	   181,609,093	  225,681,684

	Total Liabilities and Partners? Capital		  188,012,909	   231,910,440


NET ASSET VALUE PER UNIT                                                		           16.57	           19.56

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                      For the Three Months	              For the Six Months
  	             Ended June 30,     	                         Ended June 30,

                          2005   	        2004    	      2005   	    2004
                                                                                   $	               $		        $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,334,317		       461,006 		  2,521,244		 	          873,843

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,860,460	3,138,446	6,190,868		6,084,703
	Management fees (VK Capital)	           915,347	     1,004,301	    1,981,078		    1,947,105

		   Total Expenses 	   3,775,807	      4,142,747	   8,171,946		     8,031,808

NET INVESTMENT LOSS 	   (2,441,490)	     (3,681,741)	   (5,650,702)		  (7,157,965)

TRADING RESULTS
Trading profit (loss):
	Realized	(23,897,332) 	(15,382,524)	(26,335,122)		(5,648,536)
	Net change in unrealized	   26,466,477	   (25,099,132) 	   (3,268,572)	          (28,860,288)

		   Total Trading Results	    2,569,145	   (40,481,656)	  (29,603,694)		  (34,508,824)

NET INCOME (LOSS)	       127,655	  (44,163,397)	  (35,254,396)		 (41,666,789)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	122,379	  (43,679,957)	(34,880,154)		(41,210,873)
	General Partner 	5,276	(483,440)	(374,242)		(455,916)


NET INCOME (LOSS) PER UNIT

	Limited Partner                                                         0.05	                      (4.29)	 (2.99) 		(3.96)
	General Partner                                                   	     0.05	                      (4.29)	 (2.99) 		(3.96)





	The accompanying notes are an integral part of these financial statements.

        <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                            $                         $                        $
Partners? Capital,
	December 31, 2003	8,374,102.250	171,628,106	1,846,434	173,474,540

Offering of Units	3,238,690.088	63,768,224	590,000	64,358,224

Net Loss                                                                  ?		(41,210,873)	(455,916)	(41,666,789)

Redemptions                                                (717,298.599)	   (13,527,069)	          ?       	 (13,527,069)

Partners? Capital,
   June 30, 2004	  10,895,493.739	 180,658,388	  1,980,518 	 182,638,906




Partners? Capital,
	December 31, 2004	11,535,624.689	223,240,153	2,441,531	225,681,684

Offering of Units	994,313.203	16,781,755	  ?    	16,781,755

Net Loss                                                                  ?		(34,880,154)	(374,242)	(35,254,396)

Redemptions                                            (1,566,584.686)	   (25,599,950)	          ?       	 (25,599,950)

Partners? Capital,
   June 30, 2005	  10,963,353.206	 179,541,804	  2,067,289 	 181,609,093






The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2005     	      2004
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(35,254,396)	(41,666,789)
Noncash item included in net loss:
	Net change in unrealized	3,268,572	28,860,288

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(95,861)	(30,006)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(180,697)	179,754
	Accrued management fees (VK Capital)	         (57,823)	          57,521

Net cash used for operating activities	   (32,320,205)	   (12,599,232)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	20,645,310	66,678,899

Cash paid from redemptions of Units 	    (25,186,370)	   (12,803,161)

Net cash provided by (used for) financing activities	      (4,541,060)	     53,875,738

Net increase (decrease) in cash	(36,861,265)	41,276,506

Balance at beginning of period	   213,442,730	   161,809,223

Balance at end of period                                                            	   176,581,465	   203,085,729






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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


       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). VK Capital Inc. (?VK Capital? or the ?Trading Advisor?) is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

Effective April 28, 2005, Morgan Stanley Futures & Currency
Management Inc. changed its name to VK Capital Inc.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DW. Management and incentive fees (if any) incurred by the Partnership are paid to VK Capital.

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, will be reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                        On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $             $            $

Jun. 30, 2004    2,301,604	7,453,542	  9,755,146	Mar. 2007	   Sep. 2005
Dec. 31, 2004    5,612,530	7,411,188	 13,023,718	Sep. 2005	   Mar. 2005


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

Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $178,883,069 and $219,055,260 at June 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $3,903,462 and expenses totaling $3,775,807, resulting in net income of $127,655 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $16.52 at March 31, 2005 to $16.57 at June 30, 2005.

The most significant trading gains of approximately 6.3% were recorded in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices trended higher early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank
       representatives publicly rejected calls for increases in
European interest rates and after French voters rejected the European Union constitution. Finally in June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 2.7% were recorded during May and June from short positions in the Swedish krona, euro, Swiss franc, and Japanese yen as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 2.5% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 7.5% recorded in the energy markets during April from long positions in crude oil as prices reversed sharply lower
       after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Further losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. Additional losses of approximately 1.4% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved in a choppy manner amid conflicting news regarding supply and demand. Further losses were experienced from both long and short positions in gold futures due to significant volatility in prices.

The Partnership recorded total trading results including interest income totaling $(27,082,450) and expenses totaling $8,171,946, resulting in a net loss of $35,254,396 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004 to $16.57 at June 30, 2005.

The most significant trading losses of approximately 13.7% were recorded in the currency markets from positions in the euro
       relative to the British pound and the U.S. dollar.  During
January long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S. dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 4.5% were incurred within the energy markets during January from short positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. Then in April, long positions in crude oil
       resulted in additional losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. Smaller losses of approximately 1.1% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Further losses were experienced during April and June from both long and short positions in gold futures due to significant volatility in prices. A portion of these losses for the first six months of the year was offset by gains of approximately 4.8% recorded in the global interest rate futures markets. During January, gains were recorded from long positions in Japanese and European bond futures as prices continued to trend higher due to conflicting economic data out of Japan and the European Union and uncertainty in the equity markets. Further gains were experienced during April from long positions in
       Japanese interest rate futures as prices increased due to uncertainty regarding the direction of the Japanese economy and geopolitical concerns over an intensifying rift between China and Japan. Also in April, gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. In June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 1.1% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(40,020,650) and expenses totaling $4,142,747, resulting in a net loss of $44,163,397 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $21.05 at March 31, 2004 to $16.76 at June 30, 2004.

The most significant trading losses of approximately 10.1% were generated in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the quarter from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? throughout the quarter in
tandem with the Japanese yen.   Elsewhere in the currency markets,
losses were recorded primarily during May and June from positions in the euro relative to the British pound. During May, losses
       were recorded from long positions in the euro versus the pound as the value of the euro moved lower against the pound following the Bank of England?s decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movements against most major currencies. In the global interest rate futures markets, losses of approximately 5.2% were recorded during April from long European, Japanese, and Australian interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Losses continued in May from short positions in Japanese interest rate futures as prices were pushed higher by the Bank of Japan?s decision to maintain current interest rate levels and strong results from an auction of Japanese Government bonds. Smaller losses were experienced during June from short positions in European interest rate futures as prices increased due to weaker than expected economic reports and diminished expectations for the U.S. Federal Reserve to maintain an aggressive policy towards tightening interest rates. In the metals markets, losses of approximately 2.4% were recorded during April from long futures positions in gold and copper as both precious and base metals prices weakened due to the strength in the U.S. dollar. Smaller losses were incurred during May from short positions in aluminum futures as prices increased due to a weaker U.S. dollar and news of strong demand from Asia. Within the energy markets, losses of approximately 1.6% were recorded during April and June from long
       positions in natural gas futures as prices reversed sharply lower due to news of increased supply.

The Partnership recorded total trading results including interest income totaling $(33,634,981) and expenses totaling $8,031,808, resulting in a net loss of $41,666,789 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $20.72 at December 31, 2003 to $16.76 at June 30, 2004.

The most significant trading losses of approximately 15.3% were recorded in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding an intervention by the Bank of Japan in the currency markets, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? throughout the year in tandem with the Japanese yen. This price volatility in the Japanese yen also resulted in losses from cross-rate positions in
       the euro versus the Japanese yen as the yen experienced volatile price movements against most major currencies for the aforementioned reasons. Elsewhere in the currency markets, losses were experienced during May and June from positions in the euro versus the British pound. During May, losses were recorded from long positions in the euro versus the British pound as the value of the euro moved lower against the pound following the Bank of England?s decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movements against most major currencies. Within the energy markets, losses of approximately 0.6% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply. Additional losses of approximately 0.5% were incurred in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership?s overall losses was offset by gains of approximately 0.9% in the global interest rate markets, primarily during February and March from long positions in European and U.S. interest rate futures, as prices trended higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid.



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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $182 million and $183 million, respectively.

Primary Market            June 30, 2005          June 30, 2004
Risk Category             Value at Risk          Value at Risk

Interest Rate	                (1.98)%	(2.27)%
Currency	                     (1.36)  	(1.41)
Equity  	                     (0.66)	                    -
Commodity 	                   (0.34)	  (0.42)
Aggregate Value at Risk	      (1.95)%	 (2.61)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Interest	(1.98)%	(0.63)%	(1.59)%

Currency	(2.36)	(1.11)	(1.52)

Equity	(3.05)	   -	(1.47)

Commodity	(4.75)	(0.20)	(2.00)

Aggregate Value at Risk	(7.02)%	(1.95)%	(3.98)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 95% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the Japanese, European, U.S., and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
       of smaller countries ? e.g., Australia. Demeter
anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to the euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Equity.  The third largest market exposure of the
Partnership at June 30, 2005 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005 the Partnership?s primary exposure was to the Hang Seng (China) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in Chinese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel, copper, aluminum, and zinc. The Partnership also had exposure to precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balance at June 30, 2005 was in Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       Demeter monitors and controls the risk of the
Partnership?s non-trading instrument, cash.  Cash is the only
Partnership investment directed by Demeter, rather than the Trading Advisor.

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

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Additional Registration	1,750,000.000 	  October 11, 2000	     333-41684
Additional Registration	3,000,000.000 	  July 29, 2002        333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      13,082,140.013
Units unsold through 6/30/05    17,167,859.987
  Total Units sold through
  6/30/05                       19,753,002.413
  (pre-and post-conversion)

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       The aggregate price of the Units sold through June 30,
2005 was $336,457,783.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 29, 2005.
3.02	Certificate of Limited Partnership, dated March 1, 1994,
is incorporated by reference to Exhibit 3.02 of the Partnership?s Registration Statement on Form S-1 (File
No. 33-71654) filed with the Securities and Exchange
Commission on November 12, 1993.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated October 11, 2000, is incorporated by
reference to Exhibit 3.03 of the Partnership?s Post-
Effective Amendment No. 1 to the Registration Statement
on Form S-1 (File No. 333-41684) filed with the
Securities and Exchange Commission on March 30, 2001.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Charter DWFCM L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and VK Capital Inc. (formerly known
as Morgan Stanley Futures & Currency Management Inc.),
dated as of December 1, 2000, is incorporated by
reference to Exhibit 10.01 of the Partnership?s Form 10-K
(File No. 0-26282) for fiscal year ended December 31,
2001, filed on March 28, 2002.
10.05	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
10.06	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-26282) filed with
the Securities and Exchange Commission on November 6,
2001.
10.06(a)	Form of Amendment No. 1 to the Customer Agreement between
the Partnership and Morgan Stanley DW Inc. is
incorporated by reference to Exhibit 10.06(a) of the
Partnership?s Post-Effective Amendment No. 2 to the
Registration Statement No. 333-113877 filed with the
Securities and Exchange Commission on March 31, 2005.
10.06(b)	Amendment No. 2 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is filed herewith.

10.07	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26282) filed with the Securities and Exchange Commission
on November 6, 2001.
10.09	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26282) filed with the Securities and Exchange Commission on November 6, 2001.
10.10	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan
Stanley Charter Welton L.P., Morgan Stanley DW, and JP
Morgan Chase Bank, is incorporated by reference to
Exhibit 10.10 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103168) filed with the
Securities and Exchange Commission on February 13, 2003.
10.11	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
       Partnership pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

August 15, 2005       By: /s/ Kevin Perry
                              Kevin Perry
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.










? 3?






1492:



1496: