Form 10-Q
period 2005-09-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2005-11-14
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes           No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X



       <table> MORGAN STANLEY CHARTER MSFCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004
		(Unaudited)................................................4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............5

   		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......13-27

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................28-41

Item 4. Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................42?43

Item 5.	Other Information...................................43-44

Item 6.	Exhibits...............................................44



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	 December 31,
                                                    2005      	           2004
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	177,890,420	213,442,730

	Net unrealized gain (loss) on open contracts (MS&Co.)	    (10,350,696)	             13,483,848
	Net unrealized loss on open contracts (MSIL)	         (846,268)         	        (460,130)

          Total net unrealized gain (loss) on open contracts	    (11,196,964)	     13,023,718

	     Total Trading Equity	166,693,456	226,466,448

Subscriptions receivable	744,044	5,099,306
Interest receivable (Morgan Stanley DW)	         479,598	         344,686

	     Total Assets	  167,917,098 	   231,910,440

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	6,318,470	4,737,970
Accrued brokerage fees (Morgan Stanley DW)	835,136	1,129,383
Accrued management fees (VK Capital)	         278,378	        361,403

	     Total Liabilities	      7,431,984	    6,228,756

Partners? Capital

Limited Partners (9,954,087.263 and
  11,410,826.848 Units, respectively)	158,497,970	223,240,153
General Partner (124,797.841 Units)	      1,987,144	      2,441,531

	Total Partners? Capital	   160,485,114	  225,681,684

	Total Liabilities and Partners? Capital		  167,917,098	   231,910,440


NET ASSET VALUE PER UNIT                                                		           15.92	           19.56


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


         For the Three Months	                       For the Nine Months
  	        Ended September 30,     	                  Ended September 30,

                            2005   	        2004    	      2005   	    2004
                      $	               $		        $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,372,745		       641,709 		   3,893,989		 	       1,515,552

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,587,720	2,832,235	8,778,588		8,916,938
	Management fees (VK Capital)	         862,573   	        906,317	   2,843,651 		    2,853,422

		   Total Expenses 	    3,450,293	     3,738,552	  11,622,239		     11,770,360

NET INVESTMENT LOSS 	   (2,077,548)	     (3,096,843)	   (7,728,250)		  (10,254,808)

TRADING RESULTS
Trading profit (loss):
	Realized	15,975,608 	(23,420,646)	(10,359,514)		(29,069,182)
	Net change in unrealized	  (20,952,110)	   26,155,249  	    (24,220,682)            (2,705,039)
			(4,976,502)	2,734,603	(34,580,196)			(31,774,221)
Proceeds from Litigation Settlement	              ?       	            2,880	           ?       		           2,880

		   Total Trading Results	    (4,976,502)	     2,737,483	   (34,580,196)		  (31,771,341)

NET LOSS	     (7,054,050)	      (359,360)	   (42,308,446)		 (42,026,149)

NET LOSS ALLOCATION

	Limited Partners	(6,973,905)	  (354,117)	(41,854,059)		(41,564,990)
	General Partner 	(80,145)	(5,243)	(454,387)		(461,159)


NET LOSS PER UNIT

	Limited Partner                                                       (0.65)                    (0.04)	  	(3.64)	(4.00)
	General Partner                                                     	 (0.65)                    (0.04)	  	(3.64)	(4.00)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                $                         $                        $
Partners? Capital,
	December 31, 2003	8,374,102.250	171,628,106	1,846,434	173,474,540

Offering of Units	4,047,329.505	77,025,504	590,000	77,615,504

Net Loss                                                                  ?		(41,564,990)	(461,159)	(42,026,149)

Redemptions                                             (1,192,404.570)	   (21,332,342)	          ?       	 (21,332,342)

Partners? Capital,
   September 30, 2004	  11,229,027.185	 185,756,278	  1,975,275 	 187,731,553




Partners? Capital,
	December 31, 2004	11,535,624.689	223,240,153	2,441,531	225,681,684

Offering of Units	1,198,583.646	20,020,230	?      	20,020,230

Net Loss                                                                  ?		(41,854,059)	(454,387)	(42,308,446)

Redemptions                                             (2,655,323.231)	   (42,908,354)	          ?       	 (42,908,354)

Partners? Capital,
   September 30, 2005	  10,078,885.104	 158,497,970	  1,987,144 	 160,485,114







The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2005     	      2004
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(42,308,446)	(42,026,149)
Noncash item included in net loss:
	Net change in unrealized	24,220,682	2,705,039

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(134,912)	(109,801)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(294,247)	123,051
	Accrued management fees (VK Capital)	         (83,025)	          39,376

Net cash used for operating activities	   (18,599,948)	   (39,268,484)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	24,375,492	81,992,415

Cash paid from redemptions of Units 	   (41,327,854)	   (21,746,644)

Net cash provided by (used for) financing activities	   (16,952,362)	     60,245,771

Net increase (decrease) in cash	(35,552,310)	20,977,287

Balance at beginning of period	   213,442,730	   161,809,223

Balance at end of period                                                            	   177,890,420	   182,786,510






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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


       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). VK Capital Inc., formerly, Morgan Stanley Futures & Currency Management Inc. (?VK Capital? or the ?Trading Advisor?) is the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

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

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

as margin.  The Partnership pays brokerage fees to Morgan Stanley
DW. Management and incentive fees (if any) incurred by the Partnership are paid to VK Capital.


Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                  Net Unrealized Gains/(Losses)
                        On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $             $            $

Sep. 30, 2005      527,699	(11,724,663)	(11,196,964)	Jun. 2006	   Jan. 2006
Dec. 31, 2004    5,612,530	7,411,188	 13,023,718	Sep. 2005	   Mar. 2005


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, and $219,055,260 at September 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts
       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitute the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(3,603,757) and expenses totaling $3,450,293, resulting in a net loss of $7,054,050 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $16.57 at June 30, 2005 to $15.92 at September 30, 2005.

The most significant trading losses of approximately 8.5% were recorded within the currency markets during August from long U.S. dollar positions against the euro, Japanese yen, and the Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from the U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone economic improvement. Elsewhere in the currency markets, losses were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Smaller losses were
       incurred from long positions in the Singapore dollar
against the U.S. dollar as the value of the Singapore dollar finished lower. During September, losses were incurred from short U.S. dollar positions against the Japanese yen, euro, and Swiss franc as the value of the U.S. dollar increased. The main driver of the U.S. dollar strength was expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Additional losses of approximately 7.7% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, Japanese, U.S., and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Smaller losses of approximately 0.2% were recorded in the metals markets, primarily during July and August, from positions in aluminum and gold as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 8.5% in the energy markets during August from long positions in natural gas and crude oil as prices climbed higher
       after Hurricane Katrina struck the U.S. Gulf Coast,
resulting in heavily damaged or destroyed refineries and production facilities. Further gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was the anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Additional gains of approximately 5.7% were experienced in the global stock index futures markets, primarily during July and September, from long positions in European and Pacific Rim equity index futures as prices increased on strong corporate earnings, a decline in oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.

The Partnership recorded total trading results including interest income totaling $(30,686,207) and expenses totaling $11,622,239, resulting in a net loss of $42,308,446 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004 to $15.92 at September 30, 2005.

The most significant trading losses of approximately 21.1% were recorded in the currency markets from positions in the euro
       relative to the British pound and the U.S. dollar.  During
January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred in currencies from long U.S. dollar positions against the euro, Swedish krona, and the Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from the U.S. Federal Reserve Chairman Alan Greenspan.
       Smaller losses in August were experienced from long
positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Finally, during September, losses were incurred from short U.S. dollar futures positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased during the month on expectations that the U.S. Federal Reserve would most likely
continue to raise interest rates.   Additional losses of
approximately 3.2% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by the U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in the U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S.
       and the European Union, and volatility in energy prices.
Within the metals markets, losses of approximately 1.3% were recorded during April, June, July, and August from both long and short positions in gold and aluminum futures as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of these losses for the first nine months of the year was offset by gains of approximately 8.0% in the global stock index futures markets during May, June, July, and September from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro, as investors expressed confidence that a weaker euro would boost European exports. Elsewhere in the global equity index markets, gains were recorded during September from long positions in Australian stock index futures as prices moved significantly higher on news of the largest ever annual jobs gain, an improvement in that country?s Current-Account deficit, and strong retail sales data. Additional gains of approximately 3.6% were experienced in the energy markets during May from long positions in natural gas futures as prices drifted higher on the heels of higher crude oil prices. During August, further gains resulted from long positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed production facilities. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen throughout the month in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $3,379,192 and expenses totaling $3,738,552, resulting in a net loss of $359,360 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $16.76 at June 30, 2004 to $16.72 at September 30, 2004.

The most significant trading losses of approximately 4.1% were recorded in the currency markets during July and September from positions in the Australian dollar relative to the U.S. dollar as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Elsewhere in the currency markets, losses resulted from positions in the euro versus the U.S. dollar and the Japanese yen as the value of the euro experienced short-term price volatility throughout the quarter due to higher energy prices and uncertainty about the
       direction of the ?euro-zone? economy.  Smaller losses were incurred, primarily during September, from short positions in the Swiss franc against the U.S. dollar as the Swiss currency?s safe-haven status pushed its value higher in reaction to major geopolitical concerns. Within the metals markets, losses of approximately 1.8% were experienced during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Elsewhere in the metals markets, losses were recorded primarily during July from short positions in copper futures as prices moved higher due to speculation of increased demand and reduced supply from Mexico. Smaller losses of approximately 0.4% were recorded in the global stock index futures markets during July and August from short positions in S&P 500 Index futures as prices temporarily bounced higher due to better-than-expected U.S. economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.5% generated in the energy markets, primarily during July and September, from long positions in crude oil as prices strengthened due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Elsewhere in the energy markets, gains were recorded during August from short positions in natural
       gas futures as prices drifted lower due to record reserves and heavily reduced market demand. Additional gains of approximately 2.4% were recorded in the global interest rate futures markets, primarily during August and September, from long positions in European interest rate futures as prices trended higher, boosted by a surge in oil prices, uncertainty in the global equity markets, and testimony by U.S. Federal Reserve Chairman Alan Greenspan depicting a somewhat less optimistic view about the immediate future of the U.S. economy.

The Partnership recorded total trading results including interest income totaling $(30,255,789) and expenses totaling $11,770,360, resulting in a net loss of $42,026,149 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $20.72 at December 31, 2003 to $16.72 at September 30, 2004.

The most significant trading losses of approximately 18.8% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarters from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price
volatility.   Conflicting economic data regarding a Japanese
economic recovery, uncertainty regarding currency market intervention by the Bank of Japan, geopolitical concerns stemming
       from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant
?whipsawing? during the first and second quarters in tandem with the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern throughout the quarter due to higher energy prices and uncertainty about the direction of the ?euro-zone? economy. Additional losses of approximately 2.4% were incurred in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. Elsewhere in the metals markets, losses were recorded primarily during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses of approximately 0.7% were recorded in the global stock index futures markets during March and May from long positions in S&P 500 Index futures as equity prices decreased on geopolitical concerns. During July and August, short positions in S&P 500 Index futures resulted in further losses as prices temporarily bounced higher due to better-than-expected U.S.
       economic data.  A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 4.8% in the energy markets. During February, May, July, and September, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 3.4% were recorded in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices rallied on uncertainty in the global equity markets, disappointing economic data, safe-haven buying amid major geopolitical concerns, and a surge in oil prices.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $160 million and $188 million, respectively.

Primary Market          September 30, 2005     September 30, 2004
Risk Category             Value at Risk          Value at Risk

Equity	                       (3.21)% 	                  -  %
Interest Rate                (1.43)  	        (1.94)
Currency                     (1.28) 	(1.11)
Commodity 	                   (0.66)	  (2.73)
Aggregate Value at Risk	      (3.41)%	 (4.38)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Equity	(3.21)%	 (0.66)%	(2.27)%

Interest Rate	(1.98)	 (0.63)	(1.46)

Currency	(2.36)	 (1.25)	(1.56)

Commodity	(4.75)	 (0.20)	(1.49)

Aggregate Value at Risk	(7.02)%	 (1.95)%	(3.74)%

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


       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005 the Partnership?s primary exposure were to the CAC 40 (France), DAX (Germany), and Hang Seng (China) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese, and the U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.
       Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, nickel, zinc, and copper. The Partnership also had exposure to precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Energy.  At September 30, 2005, the Partnership had
market exposure to the energy sector. The Partnership?s energy exposure was primarily by futures contracts in natural gas. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in Australian dollars and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Additional Registration	1,750,000.000 	  October 11, 2000	     333-41684
Additional Registration	3,000,000.000 	  July 29, 2002        333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      13,286,410.456
Units unsold through 9/30/05   _16,963,589.544
  Total Units sold through
  9/30/05                      _19,957,272.856
  (pre-and post-conversion)

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       The aggregate price of the Units sold through September
30, 2005 was $339,696,259.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Subsequent Event. Effective October 3, 2005, with the consent of the general partner, VK Capital began trading approximately 20% of the Partnership?s assets pursuant to its QDS Program, as described below. The allocation to the QDS Program was primarily done to diversify the trading methodologies of the Trading Advisor with the objective of enhancing the overall risk/return characteristics of the Partnership. The QDS Program has been trading approximately $1.4 million of proprietary assets of a Morgan Stanley affiliate since the inception of the QDS Program in August 2004.


The QDS Program is a diversified systematic trading program designed to provide consistent returns with strict risk control measures. The portfolio composition includes a diverse group of global futures and currency markets which include the Agriculture, Currency, Energy, Global Stocks, Global Financial,
       and Metal complexes.  QDS positions itself with managed exposure to take advantage of significant longer term price moves via algorithms that highlight trading opportunities.

VK Capital will continue to trade approximately 40% of the Partnership?s assets pursuant to its Diversified Portfolio and approximately 40% of the Partnership?s assets pursuant to its Global Portfolio. Subject to the prior approval of the General Partner, VK Capital may, at any time, trade some or all of the Partnership?s assets among one or more of its other trading programs.

Item 6.  EXHIBITS
10.06(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated as of July 31, 2003, is filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

November 14, 2005     By: /s/ Kevin Perry
                              Kevin Perry
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







? 3?





? 12 ?



? 41 ?