Form 10-Q
period 2006-03-31
MORGAN STANLEY CHARTER MSFCM LP
filed 2006-05-11
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13
 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended March 31, 2006 or

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


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
 See definition of ?accelerated filer
and large accelerated filer? in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer____Accelerated filer____Non-accelerated filer_X_

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X



       <table> MORGAN STANLEY CHARTER MSFCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited) ........4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................5

   		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................23-36

Item 4. Controls and Procedures.............................36-37


PART II. OTHER INFORMATION

Item 1A.	Risk Factors........................................38-39

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................40-41

Item 5.	Other Information......................................41

Item 6.	Exhibits............................................41-42



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	 December 31,
                     2006      	           2005
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	125,835,417	132,225,920
	Restricted cash	    15,641,048	       9,763,163

	     Total cash	141,476,465	141,989,083

	Net unrealized gain on open contracts (MS&Co.)	3,258,961         	       2,962,664
	Net unrealized gain on open contracts (MSIL)	         749,337    	             4,458,024

          Total net unrealized gain on open contracts	      4,008,298	      7,420,688

	     Total Trading Equity	145,484,763	149,409,771

Subscriptions receivable	799,396	1,025,580
Interest receivable (Morgan Stanley DW)	       547,966	         486,775

	     Total Assets	  146,832,125 	   150,922,126

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	5,927,748	5,017,050
Accrued brokerage fees (Morgan Stanley DW)	683,419	764,078
Accrued management fees (VK Capital)	       227,807	       254,693

	     Total Liabilities	    6,838,974	    6,035,821

Partners? Capital

Limited Partners (8,372,961.464 and
  9,108,599.482 Units, respectively)	138,494,862	143,289,197
General Partner (90,581.841 and
  101,524.841 Units, respectively)	      1,498,289	      1,597,108

	Total Partners? Capital	  139,993,151	  144,886,305

	Total Liabilities and Partners? Capital	 146,832,125		   150,922,126
NET ASSET VALUE PER UNIT                                                	            16.54		            15.73

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	                                                                                For the Quarters Ended March 31,


                                                                         		        2006    	     2005
                                                                               	                    $		        $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    1,498,071			    1,186,927

EXPENSES
	Brokerage fees (Morgan Stanley DW)		2,131,606	3,330,408
	Management fees (VK Capital)	      	          710,536	       1,065,731

		Total Expenses		   2,842,142	   4,396,139

NET INVESTMENT LOSS	                                                      (1,344,071)	   (3,209,212)

TRADING RESULTS
Trading profit (loss):
	Realized			11,891,346 	(2,437,790)
	Net change in unrealized		    (3,412,390)	   (29,735,049)

    		Total Trading Results		     8,478,956	   (32,172,839)

NET INCOME (LOSS) 	    7,134,885  	        (35,382,051)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		              7,055,116	 (35,002,533)
	General Partner                                                   		                   79,769	  (379,518)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                       0.81	           (3.04)
	General Partner                                                   		                       0.81	        (3.04)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                              $                         $                        $
Partners? Capital,
	December 31, 2004	11,535,624.689	223,240,153	2,441,531	225,681,684

Offering of Units	706,604.216	12,252,520	?		12,252,520

Net Loss                                                                  ?		  (35,002,533)	(379,518)	(35,382,051)

Redemptions                                                (517,631.966)	   (8,828,714)	          ?       	   (8,828,714)

Partners? Capital,
   March 31, 2005	                                      11,724,596.939	 191,661,426	  2,062,013 	   193,723,439




Partners? Capital,
	December 31, 2005	9,210,124.323	143,289,197	1,597,108	144,886,305

Offering of Units	157,494.447	2,519,317	?		2,519,317

Net Income                                                                  ?		  7,055,116	79,769	7,134,885

Redemptions                                                (904,075.465)	  (14,368,768)	   (178,588)	   (14,547,356)

Partners? Capital,
   March 31, 2006	                                      8,463,543.305	 138,494,862	  1,498,289 	   139,993,151









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2006     	      2005
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	7,134,885	(35,382,051)
Noncash item included in net income (loss):
	Net change in unrealized	3,412,390	29,735,049

Increase in operating assets:
	Restricted cash	(5,877,885)	(33,369,119)
	Interest receivable (Morgan Stanley DW)	(61,191)	(125,433)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(80,659)	(71,794)
	Accrued management fees (VK Capital)	      (26,886)	        (22,975)

Net cash provided by (used for) operating activities	    4,500,654	   (39,236,323)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	2,745,501	14,564,592
Cash paid for redemptions of Units 	   (13,636,658)	   (9,446,083)

Net cash provided by (used for) financing activities	    (10,891,157)	     5,118,509

Net decrease in unrestricted cash	(6,390,503)	(34,117,814)

Unrestricted cash at beginning of period	    132,225,920	   191,266,794

Unrestricted cash at end of period                                            	   125,835,417	   157,148,980








	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter MSFCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter MSFCM L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of three continuously-offered limited partnerships, the Partnership, Morgan Stanley



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Charter Graham L.P., and Morgan Stanley Charter Millburn L.P., and effective as of May 1, 2006 one closed-end limited partnership, Morgan Stanley Charter Campbell L.P.




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

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                  Net Unrealized Gains/(Losses)
                        On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $             $            $

Mar. 31, 2006	7,105,887	(3,097,589)	4,008,298		Dec. 2007		Jun. 2006
Dec. 31, 2005	4,575,616	2,845,072	7,420,688		Sep. 2006		Mar. 2006


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, and $146,564,699 at March 31, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $9,977,027 and expenses totaling $2,842,142, resulting in net income of $7,134,885 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005 to $16.54 at March 31, 2006.

The most significant trading gains of approximately 5.6% were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 2.4% were experienced in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the United States. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange
       Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 1.2% were recorded, primarily during March, from short positions in United States, European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. Smaller gains of approximately 0.6% were experienced in the agricultural markets during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand caused by higher energy prices. A portion of these gains for the quarter was offset by losses of approximately 2.3% in the currency markets from long U.S. dollar positions versus the Japanese yen, Swiss franc, and the Australian dollar as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen, euro, and the Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased
       wage inflation data led investors to predict that U.S.
interest rates will continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Smaller losses were incurred during March from long U.S. dollar positions relative to the Swiss franc as the value of the franc reversed higher in tandem with European currencies after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 1.5% were experienced in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(30,985,912) and expenses totaling $4,396,139, resulting in a net loss of $35,382,051 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004 to $16.52 at March 31, 2005.
       The most significant trading losses of approximately 16.0%
were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless pattern amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment, and the U.S. Federal Reserve's announcement of a quarter-point increase in the U.S. federal funds rate. Additional losses of approximately 1.4% were recorded in the global interest rate futures markets, primarily during March, from short European interest rate futures positions as prices
       reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Smaller losses of approximately 0.3% were recorded in the global stock index futures markets, primarily during January and March, from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 3.2% in the energy markets during March from long futures positions in natural gas as prices moved higher in tandem with crude oil prices.
Within the crude oil markets, gains were recorded from long futures positions in February and March as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Smaller gains of
       approximately 0.3% were recorded in the metals markets during February and March from long positions in copper and aluminum as prices increased due to news of continued strong demand from the developing economies of Asia.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account
       linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $140 million and $194 million, respectively.

Primary Market            March 31, 2006       March 31, 2005
Risk Category              Value at Risk        Value at Risk

Interest Rate	             (1.87)%   	(1.82)%
Equity	              (1.21)  	(3.05)
Currency	              (0.54)  	(1.25)
Commodity	              (0.63)  	(4.75)
Aggregate Value at Risk	   (2.59)% 	 (7.02)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High       Low     Average
Interest Rate	(1.98)%	 (0.80)%	(1.52)%

Equity	(3.21)	 (0.53)	(1.40)

Currency	(1.36)	 (0.54)	(0.93)

Commodity	(1.21)	 (0.34)	(0.71)

Aggregate Value at Risk	(3.41)%	 (1.64)%	(2.40)%

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


       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At March 31, 2006, the largest market exposure of the Partnership was to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
       of smaller countries ? e.g., Australia.  Demeter
anticipates that the G-7 countries will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2006, the Partnership?s primary exposures were to the DAX (Germany) and NIKKEI 225 (Japan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the Asian, U.S., and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as
       political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro and the British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
	Metals. At March 31, 2006, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

	Energy. At March 31, 2006, the Partnership had market exposure in the energy sector. The Partnership?s primary
       energy exposure was to futures contracts in natural
gas, crude oil, and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

	Soft Commodities and Agriculturals. At March 31, 2006, the Partnership was exposed to the markets that comprise these sectors. Most of the exposure was to the wheat, cotton, coffee, soybeans, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting
       them back into U.S. dollars upon liquidation of their respective positions.



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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and
       15d?15(e) of the Exchange Act), and have judged such
controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
New investors and current limited partners of a Morgan Stanley Charter Series of funds are advised that effective May 1, 2006, Demeter will no longer accept any subscriptions for investments in Morgan Stanley Charter Campbell L.P. or any exchanges from other Morgan Stanley Charter Series of funds for Units of Morgan Stanley Charter Campbell L.P. Current limited partners of Morgan Stanley Charter Campbell L.P. will continue to be able to redeem Units of Morgan Stanley Charter Campbell L.P. and exchange Units of Morgan Stanley Charter Campbell L.P. for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 6.9 times Net Assets.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures and options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 44.7%.
       The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 25.3%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 3.55%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, the Trading Advisor, or others become bankrupt or if the Partnership?s Trading Advisor commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, the Partnership?s Trading Advisor, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if the Partnership?s Trading Advisor commits a trading error executed on behalf of the Partnership.









       Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
      PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	   100,000.000		February 3, 1994	33-71654
Pre-conversion	  100,000.000

Units sold through 10/17/97         66,708.624
Units unsold through 10/17/97       33,291.376
(Ultimately de-registered)

Commencing with December 1, 2000 monthly closing and with becoming a member of the Charter Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 6,670,862.400 Units (pre-conversion).

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      13,617,773.464
Units unsold through 3/31/06    16,632,226.536
  Total Units sold through
  3/31/06                       20,288,635.864
  (pre-and post-conversion)

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through March 31,
2006 was $344,939,317.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

Item 6.  EXHIBITS
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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

May 15, 2006          By:  /s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
? 3?





? 12 ?

? 12 ?



? 41 ?