Form 10-Q
period 2006-06-30
MORGAN STANLEY CHARTER MSFCM LP
filed 2006-08-08
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	June 30, 2006


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 (Unaudited)........4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................5

   		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......13-28

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................29-42

Item 4. Controls and Procedures................................42


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................43

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................43-44

Item 5.	Other Information...................................44-45

Item 6.	Exhibits...............................................45


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	 December 31,
           2006      	           2005
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	119,898,920	132,225,920
	Restricted cash	     6,407,467	       9,763,163

	     Total cash	126,306,387	141,989,083

	Net unrealized gain on open contracts (MS&Co.)	6,121,669         	       2,962,664
	Net unrealized gain on open contracts (MSIL)	          412,347	             4,458,024

          Total net unrealized gain on open contracts	     6,534,016	      7,420,688

	     Total Trading Equity	132,840,403	149,409,771

Subscriptions receivable	1,965,145	1,025,580
Interest receivable (Morgan Stanley DW)	        511,159	         486,775

	     Total Assets	  135,316,707 	   150,922,126

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	1,604,579	5,017,050
Accrued brokerage fees (Morgan Stanley DW)	717,684	764,078
Accrued management fees (VK Capital)	        239,229	       254,693

	     Total Liabilities	    2,561,492	    6,035,821

Partners? Capital

Limited Partners (7,858,701.212 and
  9,108,599.482 Units, respectively)	131,323,604	143,289,197
General Partner (85,670.841 and
  101,524.841 Units, respectively)	     1,431,611	      1,597,108

	Total Partners? Capital	  132,755,215	  144,886,305

	Total Liabilities and Partners? Capital	  135,316,707	   150,922,126
NET ASSET VALUE PER UNIT                                                		             16.71	            15.73

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                     For the Three Months	                          For the Six Months
  	             Ended June 30,     	                         Ended June 30,

                           2006   	        2005    	      2006   	    2005
                              $	               $	        $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  1,648,020		    1,334,317 		   3,146,091		 	       2,521,244

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,172,535	2,860,460	4,304,141		6,190,868
	Management fees (VK Capital)	    724,178      	         915,347	     1,434,714		    1,981,078

		   Total Expenses 	   2,896,713	      3,775,807	   5,738,855		     8,171,946

NET INVESTMENT LOSS 	  (1,248,693)	     (2,441,490)	   (2,592,764)		  (5,650,702)

TRADING RESULTS
Trading profit (loss):
	Realized	1,276,443 	(23,897,332)	13,167,789		(26,335,122)
	Net change in unrealized	   2,525,718	   26,466,477 	     (886,672)	            (3,268,572)

		   Total Trading Results	   3,802,161	     2,569,145	  12,281,117		    (29,603,694)

NET INCOME (LOSS)	  2,553,468	       127,655	    9,688,353		 (35,254,396)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,527,426	  122,379	9,582,542		(34,880,154)
	General Partner 	26,042	5,276	105,811		(374,242)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	       0.17 	                   0.05	    0.98	 	(2.99)
	General Partner                                             	    0.17 	                   0.05	    0.98	 	(2.99)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                          $                         $                        $
Partners? Capital,
	December 31, 2004	11,535,624.689	223,240,153	2,441,531	225,681,684

Offering of Units	994,313.203	16,781,755	?		16,781,755

Net Loss                                                                  ?		  (34,880,154)	(374,242)	(35,254,396)

Redemptions                                             (1,566,584.686)	   (25,599,950)	               ?        	   (25,599,950)

Partners? Capital,
   June 30, 2005	                                      10,963,353.206	 179,541,804	  2,067,289 	   181,609,093




Partners? Capital,
	December 31, 2005	9,210,124.323	143,289,197	1,597,108	144,886,305

Offering of Units	422,134.040	7,185,656	?		7,185,656

Net Income                                                                  ?		  9,582,542	105,811	9,688,353

Redemptions                                             (1,687,886.310)	   (28,733,791)	     (271,308)	   (29,005,099)

Partners? Capital,
   June 30, 2006                                          7,944,372.053	 131,323,604	  1,431,611 	   132,755,215









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MSFCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2006     	      2005
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	9,688,353	(35,254,396)
Noncash item included in net income (loss):
	Net change in unrealized	886,672	3,268,572

(Increase) decrease in operating assets:
	Restricted cash	3,355,696	11,551,401
	Interest receivable (Morgan Stanley DW)	(24,384)	(95,861)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(46,394)	(180,697)
	Accrued management fees (VK Capital)	        (15,464)	          (57,823)

Net cash provided by (used for) operating activities	   13,844,479	   (20,768,804)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	6,246,091	20,645,310
Cash paid for redemptions of Units 	   (32,417,570)	   (25,186,370)

Net cash used for financing activities	   (26,171,479)	    (4,541,060)

Net decrease in unrestricted cash	(12,327,000)	(25,309,864)

Unrestricted cash at beginning of period	   132,225,920	   191,266,794

Unrestricted cash at end of period                                            	   119,898,920	   165,956,930






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

1.  Organization
Morgan Stanley Charter MSFCM L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of three continuously-offered limited partnerships: the Partnership, Morgan Stanley



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Charter Graham L.P., and Morgan Stanley Charter Millburn L.P., and effective as of May 1, 2006 one closed-end limited partnership, Morgan Stanley Charter Campbell L.P.




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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays the Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership are paid to VK Capital.


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

                      Net Unrealized Gains
                        On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $             $            $

Jun. 30, 2006	2,157,302	4,376,714	6,534,016		Mar. 2008		Sep. 2006
Dec. 31, 2005	4,575,616	2,845,072	7,420,688		Sep. 2006		Mar. 2006


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-

       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, and $146,564,699 at June 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting



       MORGAN STANLEY CHARTER MSFCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $5,450,181 and expenses totaling $2,896,713, resulting in net income of $2,553,468 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $16.54 at March 31, 2006 to $16.71 at June 30, 2006.

The most significant trading gains of approximately 7.2% were recorded in the metals markets from long futures positions in copper, nickel, zinc, and aluminum, as prices increased sharply during April and May to record highs as strong global industrial demand from the U.S., China, and India helped push prices higher. Within the precious metals markets, gold and silver prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Additional gains of approximately 2.5% were experienced in global interest rate futures markets, primarily during April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within the European markets, rising equity prices and strong economic data pushed German fixed-income futures prices lower. Similarly, U.S. interest rate futures prices fell following the release of stronger-than-expected economic data. Japanese interest rate futures prices also dropped amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, Australian interest rates also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. Within the currency markets, gains of approximately 2.2% were recorded during April from short positions in the U.S. dollar as the value of the U.S. dollar declined against many of its major rivals, notably the euro, Japanese yen, Singapore dollar, Swedish krona, and Swiss franc, amid news that foreign central banks would diversify their currency reserves away from the U.S. dollar. During May, long positions in the euro versus the U.S. dollar experienced gains as the value of the euro continued to strengthen against the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro. A portion of these gains for the quarter was offset by losses of approximately 6.7% in global equity indices during May from long positions in U.S., European, and Pacific Rim (Australian, Hong Kong, and Japanese) stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred towards the end of June from newly established short futures positions in U.S. and Pacific
       Rim stock indices as prices reversed higher.  Additional losses of approximately 1.9% were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. Further losses in the energy sector were recorded during June from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Smaller losses of approximately 0.2% were incurred in the agricultural markets during May from short positions in live cattle futures as prices reversed higher after news that South Korea would resume U.S. beef imports. Additional losses were recorded during May and June from long positions in corn futures as prices fell primarily due to heavy fund-selling.


The Partnership recorded total trading results including interest income totaling $15,427,208 and expenses totaling $5,738,855, resulting in net income of $9,688,353 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005 to $16.71 at June 30, 2006.



       The most significant trading gains of approximately 9.8%
were recorded from long futures positions in base and precious metals. Copper, aluminum, zinc, and nickel prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 3.8% were experienced in global interest rate futures markets, primarily during March and April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within European markets, rising equity prices and strong economic growth pushed German fixed-income futures prices lower. Similarly, U.S. fixed-income futures prices declined following the release of stronger-than-expected economic data. Additional gains were recorded from short positions in Japanese interest rate futures as prices declined amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, gains were experienced from short positions in Australian fixed-income futures as prices also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. Smaller gains of approximately 0.4% were experienced in the agricultural markets during January from long positions in sugar futures as prices rallied to their highest level since 1981, in response to a decline in inventories, as well as an increase in ethanol demand. During February, long positions in wheat futures recorded gains as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. A portion of these gains was offset by losses of approximately 3.4% in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies, and mild weather in the U.S. Northeast. Further losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid geopolitical tension in Iran, reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories, and fears of supply disruptions in the Gulf of Mexico. Within the global stock index futures markets, losses of approximately 1.5% were incurred from long positions in U.S., European, and Hong Kong stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short futures positions in U.S. and Pacific Rim stock indices as prices reversed higher late in the month. Smaller losses of approximately 0.2% were incurred in the currency markets from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that several major central banks would diversify some of its assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the euro, Australian dollar, and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the euro and Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Additionally, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan will not raise interest rates in the near-term.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $3,903,462 and expenses totaling $3,775,807, resulting in net income of $127,655 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $16.52 at March 31, 2005 to $16.57 at June 30, 2005.

The most significant trading gains of approximately 6.3% were recorded in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices trended higher early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union
       constitution.  Finally in June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 2.7% were recorded during May and June from short positions in the Swedish krona, euro, Swiss franc, and Japanese yen as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 2.5% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 7.5% recorded in the energy markets during April from long positions in crude oil as prices reversed sharply lower after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the
       release of slower demand growth forecasts.  Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Further losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. Additional losses of approximately 1.4% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved in a choppy manner amid conflicting news regarding supply and demand. Further losses were experienced from both long and short positions in gold futures due to significant volatility in prices.

The Partnership recorded total trading results including interest income totaling $(27,082,450) and expenses totaling $8,171,946, resulting in a net loss of $35,254,396 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004 to $16.57 at June 30, 2005.

The most significant trading losses of approximately 13.7% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January long positions in the euro versus the British pound and the U.S.
       dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S. dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 4.5% were incurred within the energy markets during January from short positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. Then in April, long positions in crude oil resulted in additional losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production
       and rising supplies.  Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. Smaller losses of approximately 1.1% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Further losses were experienced during April and June from both long and short positions in gold futures due to significant volatility in prices. A portion of these losses for the first six months of the year was offset by gains of approximately 4.8% recorded in the global interest rate futures markets. During January, gains were recorded from long positions in Japanese and European bond futures as prices continued to trend higher due to conflicting economic data out of Japan and the European Union and uncertainty in the equity markets. Further gains were experienced during April from long positions in Japanese interest rate futures as prices increased due to uncertainty regarding the direction of the Japanese economy and geopolitical concerns over an intensifying
       rift between China and Japan.  Also in April, gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. In June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 1.1% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $133 million and $182 million, respectively.

Primary Market             June 30, 2006        June 30, 2005
Risk Category              Value at Risk        Value at Risk

Interest Rate	              (0.63)%  	(1.98)%
Currency	             (0.30)  	(1.36)
Equity	                          -	(0.66)
Commodity	               (0.38) 	(0.34)
Aggregate Value at Risk	 (0.69)%   	 (1.95)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High       Low     Average
Interest Rate	(1.87)%	(0.63)%	(1.18)%

Currency	(1.28)	(0.30)	(0.67)

Equity	(3.21)	   -	(1.24)

Commodity	(1.21)	(0.38)	(0.72)

Aggregate Value at Risk	(3.41)%	(0.69)%	(2.09)%

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


       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At June 30, 2006, the largest market exposure of the Partnership was to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
       of smaller countries ? e.g., Australia.  Demeter
anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
       Energy.  The second largest market exposure of the
Partnership at June 30, 2006 was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas and crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the cotton, wheat, sugar, soybeans, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  At June 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum and zinc and precious metals, such as gold and silver. Economic forces, supply and demand inequalities,
       geopolitical factors, and market expectations
influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in Australian dollars, euros, British pounds, Japanese yen, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

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

       <table> PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.


Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
      PROCEEDS
<caption>					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration	   100,000.000		February 3, 1994	33-71654
Pre-conversion	  100,000.000

Units sold through 10/17/97         66,708.624
Units unsold through 10/17/97       33,291.376
(Ultimately de-registered)

Commencing with the December 1, 2000 monthly closing and with becoming a member of the Charter Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 6,670,862.400 Units (pre-conversion).

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      13,882,413.057
Units unsold through 6/30/06    16,367,586.943
  Total Units sold through
  6/30/06                       20,553,275.457
  (pre-and post-conversion)

       The managing underwriter for the Partnership is Morgan
Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2006 was $349,605,656.

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

On May 11, 2006, the National Futures Association approved Mr. Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.
       On July 20, 2006, the National Futures Association
approved Mr. Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Charter MSFCM L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

August 14, 2006       By:  /s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













						      			EXHIBIT 31.01
CERTIFICATIONS

I, Walter Davis, President of Demeter Management Corporation
(?Demeter?), the general partner of the registrant, Morgan Stanley Charter MSFCM L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.



Date:   August 14, 2006    /s/	Walter Davis
	Walter Davis
	President,
	Demeter Management Corporation,
	general partner of the registrant











      								    EXHIBIT 31.02
CERTIFICATIONS
I, Kevin Perry, Chief Financial Officer of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, Morgan Stanley Charter MSFCM L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

   a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.




Date:   August 14, 2006     /s/	Kevin Perry
                     	Kevin Perry
                               	Chief Financial Officer,
                               	Demeter Management Corporation,
                               	general partner of the registrant





      				       EXHIBIT 32.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter MSFCM L.P. (the ?Partnership?) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By: /s/ Walter Davis

Name:	   Walter Davis
Title:  President

Date:   August 14, 2006



        EXHIBIT 32.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter MSFCM L.P. (the ?Partnership?) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Kevin Perry, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By: /s/ Kevin Perry

Name:	   Kevin Perry
Title:  Chief Financial Officer

Date:   August 14, 2006

? 3?







1731: