Form 10-Q
period 2006-09-30
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2006-11-14
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to__________________

Commission File Number 0-26282

	MORGAN STANLEY CHARTER ASPECT L.P.

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

Morgan Stanley Charter MSFCM L.P.




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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____Accelerated filer____Non-accelerated filer_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X



       <table> MORGAN STANLEY CHARTER ASPECT L.P.

(formerly, Morgan Stanley Charter MSFCM L.P.)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)..4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............5

   		Notes to Financial Statements (Unaudited)...............6-15

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......16-33

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................33-43

Item 4. Controls and Procedures.............................43-44


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................45

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................45-46

Item 5.	Other Information...................................46-49

Item 6.	Exhibits...............................................49


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
	STATEMENTS OF FINANCIAL CONDITION

	September 30,	 December 31,
       2006      	           2005
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	130,996,652	132,225,920
	Restricted cash	    2,725,312	       9,763,163

	     Total cash	133,721,964	141,989,083

	Net unrealized gain on open contracts (MSIL)	       296,220   	             4,458,024
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (3,321,838)         	       2,962,664

          Total net unrealized gain (loss) on open contracts	   (3,025,618)	      7,420,688

	     Total Trading Equity	130,696,346	149,409,771

Interest receivable (Morgan Stanley DW)	        547,037	         486,775
Subscriptions receivable	             ?        	     1,025,580

	     Total Assets	  131,243,383 	   150,922,126

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	4,298,561	5,017,050
Accrued brokerage fees (Morgan Stanley DW)	322,817	764,078
Accrued management fees (VK Capital)	        107,606	       254,693

	     Total Liabilities	     4,728,984	    6,035,821

Partners? Capital

Limited Partners (7,533,132.539 and
  9,108,599.482 Units, respectively)	125,091,788	143,289,197
General Partner (85,670.841 and
  101,524.841 Units, respectively)	      1,422,611	      1,597,108

	Total Partners? Capital	   126,514,399	  144,886,305
	Total Liabilities and Partners? Capital	  131,243,383	   150,922,126
NET ASSET VALUE PER UNIT                                                		            16.61	            15.73

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
	STATEMENTS OF OPERATIONS
(Unaudited)


     For the Three Months	                     For the Nine Months
   Ended September 30, 	 	      Ended September 30,

                          2006   	        2005    	      2006   	    2005
                             $	           $	        $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,658,282	 	      1,372,745 		   4,804,373		 	       3,893,989

EXPENSES
	Brokerage fees (Morgan Stanley DW)	1,618,637	2,587,720	5,922,778		8,778,588
	Management fees (VK Capital)	           539,546	         862,573	     1,974,260		       2,843,651

		   Total Expenses 	   2,158,183	      3,450,293	   7,897,038		      11,622,239

NET INVESTMENT LOSS 	     (499,901)	     (2,077,548)	  (3,092,665)		     (7,728,250)

TRADING RESULTS
Trading profit (loss):
	Realized	9,209,116 	15,975,608	22,376,905		(10,359,514)
	Net change in unrealized	   (9,559,634)	  (20,952,110) 	       (10,446,306)		         (24,220,682)

		   Total Trading Results	      (350,518)	    (4,976,502)	   11,930,599		     (34,580,196)

NET INCOME (LOSS)	      (850,419)	   (7,054,050)	   8,837,934		   (42,308,446)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(841,419)	  (6,973,905)	8,741,123		(41,854,059)
	General Partner 	(9,000)	(80,145)	96,811		(454,387)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	         (0.10)  	                  (0.65)	    	0.88 	(3.64)
	General Partner                                             	         (0.10)	                  (0.65)	    0.88		(3.64)




	The accompanying notes are an integral part of these financial statements.

       <table>  MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                         $                         $                        $
Partners? Capital,
	December 31, 2004	11,535,624.689	223,240,153	2,441,531	225,681,684

Offering of Units	1,198,583.646	20,020,230	?		  20,020,230

Net Loss                                                                  ?		  (41,854,059)	(454,387)	(42,308,446)

Redemptions                                             (2,655,323.231)	   (42,908,354)	             ?       	   (42,908,354)

Partners? Capital,
   September 30, 2005                              10,078,885.104	 158,497,970	   1,987,144 	   160,485,114




Partners? Capital,
	December 31, 2005                               9,210,124.323	143,289,197	1,597,108	144,886,305

Offering of Units                                           531,193.898	8,945,272	?		  8,945,272

Net Income                                                              ?		  8,741,123	96,811	8,837,934

Redemptions                                           (2,122,514.841)	   (35,883,804)	        (271,308)	   (36,155,112)

Partners? Capital,
   September 30, 2006                              7,618,803.380		 125,091,788	   1,422,611 	   126,514,399









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
	STATEMENTS OF CASH FLOWS
(Unaudited)



	      For the Nine Months Ended September 30,

	      2006     	      2005
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	8,837,934	(42,308,446)
Noncash item included in net income (loss):
	Net change in unrealized	10,446,306	24,220,682

(Increase) decrease in operating assets:
	Restricted cash	7,037,851	(5,249,417)
	Interest receivable (Morgan Stanley DW)	(60,262)	(134,912)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(441,261)	(294,247)
	Accrued management fees (VK Capital)	      (147,087)	          (83,025)

Net cash provided by (used for) operating activities	   25,673,481	   (23,849,365)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	9,970,852	24,375,492
Cash paid for redemptions of Units 	  (36,873,601)	   (41,327,854)

Net cash used for financing activities	   (26,902,749)	   (16,952,362)

Net decrease in unrestricted cash	(1,229,268)	(40,801,727)

Unrestricted cash at beginning of period	   132,225,920	   191,266,794

Unrestricted cash at end of period                                            	  130,996,652	   150,465,067







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.) is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The



       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P. (formerly known as Morgan Stanley Charter Millburn L.P.), and Morgan Stanley Charter Campbell L.P. which no longer accepts any subscriptions and exchanges of units (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.

The Partnership and Morgan Stanley Charter WCM L.P. did not accept any subscriptions for investment or exchanges from other Charter
Series of Funds for the September 30, 2006 and October 31, 2006 month-end closings.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Prior to September 15, 2006, VK Capital Inc. (?VK Capital?) was the trading advisor to the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.


       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter terminated the management agreement with VK Capital as of September 15, 2006. Consequently, VK Capital ceased all futures interests trading on behalf of the Partnership as of September 15, 2006 and trading terminated within the Partnership as of such date.

On October 16, 2006, Demeter entered into a management agreement with Aspect Capital Limited (?Aspect? or the ?Trading Advisor?), to serve as the sole Trading Advisor to the Partnership effective December 1, 2006 and is expected to trade the Net Assets of the Partnership pursuant to its Diversified Program. Pursuant to the terms of the management agreement, effective October 16, 2006, Morgan Stanley Charter MSFCM L.P. was renamed to Morgan Stanley Charter Aspect L.P.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, through September 15, 2006, Morgan Stanley DW paid the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned

       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership paid brokerage fees to Morgan Stanley DW. Management and incentive fees (if any) incurred by the Partnership were paid to VK Capital.

Effective September 16, 2006 through November 30, 2006, Morgan Stanley DW pays the Partnership interest income equal to the rate earned by Morgan Stanley DW on its U.S. Treasury bill investments. Given the absence of futures interest trading within the Partnership during this period, the Partnership did not pay any brokerage fees, management fees, and incentive fees.

In connection with Aspect commencing trading of the Partnership?s
Net Assets as of December 1, 2006, the following changes will occur with respect to the interest income payable to the Partnership and the brokerage fees, management fees, and incentive fees paid by the Partnership.

Effective December 1, 2006, Morgan Stanley DW will pay the
Partnership interest income equal to 100% of its average daily

       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin.


Effective December 1, 2006, the Partnership will resume paying brokerage fees to Morgan Stanley DW.


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




       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
                   Net Unrealized Gains/(Losses)
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $             $            $

Sep. 30, 2006	    (301,524)	(2,724,094) (3,025,618)	Dec. 2006		   Dec. 2006
Dec. 31, 2005	4,575,616	2,845,072	7,420,688		Sep. 2006		Mar. 2006




The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $133,420,440 and $146,564,699 at September 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts
       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective
       MORGAN STANLEY CHARTER ASPECT L.P.
(formerly, Morgan Stanley Charter MSFCM L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.
       The Partnership did not accept any subscriptions for
investments or exchanges from other Charter Series of Funds for the September 30, 2006 and October 31, 2006 month-end closings.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of
       operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $1,307,764 and expenses totaling $2,158,183, resulting in a net loss of $850,419 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $16.71 at June 30, 2006 to $16.61 at September 30, 2006.

The most significant trading losses of approximately 2.1% were incurred within the currency markets throughout a majority of the quarter from both short and long U.S. dollar positions against the euro, Swiss franc, Swedish krona, Australian dollar, and Singapore dollar. Short positions in the U.S. dollar against the euro, Swiss franc, and Swedish krona incurred losses during July as the U.S. dollar strengthened following narrower-than-expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Additional losses were recorded towards the end of July from newly established short positions in the Swiss franc and Swedish krona, as well as existing short positions in the Australian dollar, versus the U.S. dollar as the value of the U.S.
       dollar reversed lower on fears of a slowing economy and weaker-than-expected U.S. Gross Domestic Product growth. Losses were also incurred from short positions in the U.S. dollar versus the Swiss franc, euro, Australian dollar, and Singapore dollar as the U.S. dollar reversed higher towards the end of August and early September after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.9% in the global interest rate futures markets, primarily during August, from long positions in Japanese and U.S. fixed-income futures as prices increased on concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices were pressured higher after lower-than-expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near-future, while U.S. interest rate futures prices moved higher after government reports showed a slowdown in the U.S. economy. Elsewhere in the global interest rate sector, short positions in British fixed-income futures experienced gains as prices fell after an unexpected interest rate hike by the Bank of England. Smaller gains of approximately 0.6% were recorded in the agricultural complex, primarily in July and August, from short positions in sugar futures as prices were pressured lower following U.S. Department of Agriculture data showing ethanol production using sugarcane is more costly than previously expected, as well as from low physical demand and high
       inventories. Elsewhere in the agricultural complex, short positions in soybeans and soybean meal futures experienced gains as prices fell sharply amid news of weak exports and drought-breaking rainfall in the U.S. Midwest. Additional gains of approximately 0.2% were recorded in the energy sector, primarily during September, from short futures positions in crude oil and its related products as prices reached 10-month lows on eased supply concerns amid the discovery of a large oil field in the Gulf of Mexico, a calm hurricane season, and U.S. Department of Energy reports showing high domestic gasoline inventories and the biggest distillate supply increase in nine months. Prices were also pressured lower after OPEC cut its demand forecast. Smaller gains of approximately 0.1% were experienced in the metals sector, during July and August, from long positions in nickel futures as prices advanced on continued strong demand from expanding global economies and supply disruptions at mines in Canada.

The Partnership recorded total trading results including interest income totaling $16,734,972 and expenses totaling $7,897,038, resulting in net income of $8,837,934 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005 to $16.61 at September 30, 2006.

The most significant trading gains of approximately 9.9% were recorded in the metals sector, primarily during the first and
       second quarter, from long positions in copper, nickel, aluminum, gold, and silver futures. During the first quarter, copper, aluminum, and nickel futures prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Meanwhile, silver and gold futures prices moved higher on persistent demand from foreign central banks and worries regarding global inflation. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would launch. During the second quarter, copper, nickel, and aluminum futures prices increased sharply during April and May to record highs on strong global industrial demand from the U.S., China, and India, while gold and silver futures prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Smaller gains were experienced during July and August from long positions in nickel futures as prices advanced on continued strong demand from expanding global economies and supply disruptions at mines in Canada. Additional gains of approximately 4.7% were recorded in the global interest rate futures markets, primarily during the first half of the year, from short positions in U.S. and European interest rate futures. During March and April, U.S. and European fixed-income prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. Smaller gains were experienced in August from long positions in Japanese and U.S. fixed-income futures as prices
       increased on higher demand amid concerns of a slowing global economy and news that Iran will continue its nuclear research program. Japanese fixed-income futures prices also increased after lower-than-expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near-future, while U.S. interest rate futures prices were pressured higher by government reports showing a slowdown in the U.S. economy. Within the agricultural complex, gains of approximately 1.0% were recorded during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Additional gains were experienced, in July and August, from short positions in sugar futures as prices were pressured lower following U.S. Department of Agriculture data showing ethanol-production using sugarcane is more costly than previously expected, as well as from low physical demand and high inventories. A portion of these gains for the first nine months of the year was offset by losses of approximately 3.1% in the energy futures markets, primarily during February, from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild winter weather in the U.S. Northeast. Further losses were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were recorded during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. During June, smaller losses were incurred from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Additional losses of approximately 2.3% were experienced in the currency markets during January from long U.S. dollar positions versus the Japanese yen and Australian dollar as the U.S. dollar?s value reversed lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen and Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Further losses were recorded during May and June from long
       positions in the Australian dollar versus the U.S. dollar as the value of U.S. dollar reversed higher after hawkish comments from several U.S. Federal Reserve officials, including the U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. Losses were also recorded from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened amid strong economic growth in the United Kingdom. Losses were incurred during July from short positions in the U.S. dollar against the euro and Swiss franc as the U.S. dollar strengthened in the beginning of July following narrower-than-expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Additional losses were recorded toward the end of July from newly established short positions in the Swiss franc, as well as existing short positions in the Australian dollar, as the value of the U.S. dollar then reversed lower on fears of a slowing economy and weaker-than-expected U.S. Gross Domestic Product growth. Finally, during August, losses were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, and Australian dollar as the U.S. dollar reversed higher at the end of August and early September after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Smaller losses of approximately 1.5% were incurred in the global stock index sector during May from long positions in U.S., European, and Hong Kong stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred toward the end of June from newly established short futures positions in U.S. and Hong Kong stock index futures as prices reversed higher.


For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(3,603,757) and expenses totaling $3,450,293, resulting in a net loss of $7,054,050 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $16.57 at June 30, 2005 to $15.92 at September 30, 2005.

The most significant trading losses of approximately 8.5% were recorded within the currency markets during August from long U.S. dollar positions against the euro, Japanese yen, and the Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from the U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone economic improvement. Elsewhere in the currency markets, losses were experienced from long positions in the euro versus the British pound cross-rate as the value of
       the pound reversed higher against the euro.  Smaller losses were incurred from long positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar finished lower. During September, losses were incurred from short U.S. dollar positions against the Japanese yen, euro, and Swiss franc as the value of the U.S. dollar increased. The main driver of the U.S. dollar strength was expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Additional losses of approximately 7.7% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, Japanese, U.S., and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Smaller losses of approximately 0.2% were recorded in the metals markets, primarily during July and August, from positions in aluminum and gold as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 8.5% in the energy markets during August from long
       positions in natural gas and crude oil as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production facilities. Further gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was the anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Additional gains of approximately 5.7% were experienced in the global stock index futures markets, primarily during July and September, from long positions in European and Pacific Rim equity index futures as prices increased on strong corporate earnings, a decline in oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.

The Partnership recorded total trading results including interest income totaling $(30,686,207) and expenses totaling $11,622,239, resulting in a net loss of $42,308,446 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004 to $15.92 at September 30, 2005.

       The most significant trading losses of approximately 21.1%
were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred in currencies from long U.S. dollar positions against the euro, Swedish krona, and the Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower
       durable goods orders data, the U.S. trade imbalance, and economic warnings from the U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Finally, during September, losses were incurred from short U.S. dollar futures positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased during the month on expectations that the U.S. Federal Reserve would most likely
continue to raise interest rates.   Additional losses of
approximately 3.2% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro toward the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by the U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in the U.S., Australian, and European fixed-income futures as prices moved without consistent
       direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Within the metals markets, losses of approximately 1.3% were recorded during April, June, July, and August from both long and short positions in gold and aluminum futures as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of these losses for the first nine months of the year was offset by gains of approximately 8.0% in the global stock index futures markets during May, June, July, and September from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro, as investors expressed confidence that a weaker euro would boost European exports. Elsewhere in the global equity index markets, gains were recorded during September from long positions in Australian stock index futures as prices moved significantly higher on news of the largest ever annual jobs gain, an improvement in that country?s Current-Account deficit, and strong retail sales data. Additional gains of approximately 3.6% were experienced in the energy markets during May from long positions in natural gas futures as prices drifted higher on the heels of higher crude oil prices. During August, further gains resulted from long positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed production facilities. Additional gains were experienced during September
       from long positions in natural gas as prices continued to strengthen throughout the month in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized,
       and cash flow.  Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

As of termination of trading within the Partnership on September
15, 2006, the Partnership is no longer exposed to market risk until trading resumes on December 1, 2006.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome.
       Demeter uses approximately four years of daily market data
(1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. The Partnership?s VaR at September 30, 2006 was zero for all market categories because its open positions have been offset. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $127 million and $160 million, respectively.

Primary Market          September 30, 2006   September 30, 2005
Risk Category              Value at Risk        Value at Risk

Equity	                           - %	(3.21)%
Interest Rate	                    -	(1.43)
Currency	                         -	(1.28)
Commodity	                        -	(0.66)
Aggregate Value at Risk	          - %	 (3.41)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its
       trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High       Low     Average
Equity	(1.21)%	   - %	(0.43)%

Interest Rate	(1.87)	   -	(0.83)

Currency	(0.56)	   -	(0.35)

Commodity	(1.21)	   -	(0.56)

Aggregate Value at Risk	(2.59)%	   - %	(1.23)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
At September 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       As of the termination of trading within the Partnership on
September 15, 2006, the Partnership is no longer exposed to market risk until trading resumes on December 1, 2006.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.



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

       Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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
Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      13,991,472.915
Units unsold through 9/30/06    16,258,527.085
  Total Units sold through
  9/30/06                       20,662,335.315
  (pre-and post-conversion)

       The managing underwriter for the Partnership is Morgan
Stanley DW.

Units were continuously sold at monthly closings through September 30, 2006, at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

For September 30, 2006 and October 31, 2006 month-end closings,
Units of the Partnership were not offered, and the Partnership did not accept any exchanges of Units from any other Charter
Series of Funds.

The aggregate price of the Units sold through September 30, 2006 was $351,365,272.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter,
       pending approval by and registration with the National
Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz
       currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley.
Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other.  Effective October 16, 2006, Morgan Stanley Charter MSFCM
L.P. was renamed to Morgan Stanley Charter Aspect L.P.

Effective December 1, 2006, the monthly management fee will be paid to Aspect at a rate to 1/12 of 2% (a 2% annual rate) of the Partnership?s Net Assets as of the first day of each month.

Effective December 1, 2006, the Partnership will pay Aspect a monthly incentive fee of 20% of trading profits earned by the Partnership as of the end of each calendar month. The incentive fee payable by the Partnership prior to September 15, 2006 was paid on a quarterly basis. The incentive fee period will begin for Aspect from the date the Partnership begins to receive trading advice from Aspect to the end of the calendar month as of which the incentive fee calculation is being made. The Partnership will pay incentive fees based upon the performance of Aspect beginning
       December 1, 2006, without regard to any losses incurred by the prior Trading Advisor.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

November 14, 2006     By:  /s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.








? 3?





1574:

1576:



1580: