Form 10-Q
period 2007-03-31
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2007-05-15
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2007 or

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



       <table> CHARTER ASPECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................5

   		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......14-23

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................23-37

Item 4. Controls and Procedures................................37

Item 4T.Controls and Procedures................................37


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................38

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................38-39

Item 6.	Exhibits............................................39-40


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	 December 31,
            2007      	           2006
	$	 $
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	110,103,938	109,366,402
	Restricted cash	      9,402,481	      13,269,522

	     Total cash	  119,506,419	   122,635,924

	Net unrealized gain on open contracts (MS&Co.)	         2,020,073	       5,039,041
	Net unrealized gain (loss) on open contracts (MSIL)	            383,379	             (240,275)

          Total net unrealized gain on open contracts	     2,403,452	      4,798,766

	     Total Trading Equity	121,909,871	127,434,690

Subscriptions receivable	2,335,961	2,103,254
Interest receivable (Morgan Stanley DW)	         511,946	         484,328

	     Total Assets	  124,757,778 	   130,022,272

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	2,092,714	4,093,636
Accrued brokerage fees (Morgan Stanley DW)	621,380	607,673
Accrued management fees 	       207,127	       202,558
Accrued incentive fee payable	             -      	    1,017,989

	     Total Liabilities	    2,921,221	    5,921,856

Partners? Capital

Limited Partners (7,390,980.210 and
  7,064,097.616 Units, respectively)	120,490,909	122,749,550
General Partner (82,542.762 and
  77,740.841 Units, respectively)	       1,345,648	      1,350,866

	Total Partners? Capital	   121,836,557	  124,100,416
	Total Liabilities and Partners? Capital	  124,757,778	   130,022,272
NET ASSET VALUE PER UNIT                                                		             16.30	            17.38


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	                                                                                For the Quarters Ended March 31,


                                                                         		        2007    	     2006
                                                                               	                    $		        $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   1,570,192			    1,498,071

EXPENSES
	Brokerage fees (Morgan Stanley DW)		1,885,812	2,131,606
	Management fees 		      628,604	          710,536
	Incentive fee	  	     606,772	           -

		Total Expenses		   3,121,188	   2,842,142

NET INVESTMENT LOSS	                                                      (1,550,996)	      (1,344,071)

TRADING RESULTS
Trading profit (loss):
	Realized		    (3,946,067)	    11,891,346
	Net change in unrealized		    (2,395,314)	    (3,412,390)

    		Total Trading Results		   (6,341,381)	     8,478,956

NET INCOME (LOSS) 	   (7,892,377)	    7,134,885

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		             (7,807,159)	   7,055,116
	General Partner                                                   		                  (85,218)	     79,769

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                     (1.08)	    0.81
	General Partner                                                   		                     (1.08)    	    0.81








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                         $                         $                        $

Partners? Capital,
	December 31, 2005	9,210,124.323	143,289,197	1,597,108	144,886,305

Offering of Units	157,494.447	2,519,317	?		2,519,317

Net Income                                                              ?		  7,055,116	79,769	7,134,885

Redemptions                                                (904,075.465)	  (14,368,768)	   (178,588)	   (14,547,356)

Partners? Capital,
   March 31, 2006	                                      8,463,543.305	 138,494,862	  1,498,289 	   139,993,151



Partners? Capital,
	December 31, 2006	7,141,838.457	122,749,550	1,350,866	124,100,416

Offering of Units	714,110.519	12,028,744	 80,000	12,108,744

Net Loss                                                                 ?		  (7,807,159)	(85,218)	(7,892,377)

Redemptions                                                (382,426.004)	  (6,480,226)	           -     	   (6,480,226)

Partners? Capital,
   March 31, 2007	                                      7,473,522.972	 120,490,909	  1,345,648 	   121,836,557






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2007     	      2006
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(7,892,377)	7,134,885
Noncash item included in net income (loss):
	Net change in unrealized	2,395,314	3,412,390

(Increase) decrease in operating assets:
	Restricted cash	3,867,041	(5,877,885)
	Interest receivable (Morgan Stanley DW)	(27,618)	(61,191)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	13,707	(80,659)
	Accrued management fees 	4,569	      (26,886)
	Accrued incentive fee payable	     (1,017,989)	                          -

Net cash provided by (used for) operating activities	     (2,657,353)	    4,500,654


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	11,876,037	2,745,501
Cash paid for redemptions of Units 	    (8,481,148)	   (13,636,658)

Net cash provided by (used for) financing activities	     3,394,889	    (10,891,157)

Net increase (decrease) in unrestricted cash	737,536	(6,390,503)

Unrestricted cash at beginning of period	  109,366,402	    132,225,920

Unrestricted cash at end of period                                            	   110,103,938	   125,835,417





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Aspect L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of Funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Campbell L.P., which effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan
Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Aspect Capital Limited (?Aspect? or the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW
(through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as



        MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


needed. Effective April 1, 2007, MS&Co. pays the Partnership monthly interest income on amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership monthly interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS&Co. and MSIL with respect to such Partnership?s assets deposited as margin.




        MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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







       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      Net Unrealized Gains
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $

Mar. 31,2007	  744,068	1,659,384	2,403,452		Jun. 2008		Apr. 2007
Dec. 31, 2006	2,996,006	1,802,760	4,798,766		Mar. 2008		Jan. 2007



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the




       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $120,250,487 and $125,631,930 at March 31, 2007 and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and







       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4. New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(4,771,189) and expenses totaling $3,121,188, resulting in a net loss of $7,892,377 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $17.38 at December 31, 2006 to $16.30 at March 31, 2007.

The most significant trading losses of approximately 1.8% were recorded in the energy sector from short positions in gas oil, heating oil, and gasoline futures as prices increased in February amid geopolitical uncertainty in Iraq and news that Iran would continue with its nuclear program. Prices continued to rise at the end of March after news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf added to investor worries about the stability of the world?s oil supply resulting in further losses from short positions. Elsewhere in the energy market, losses were experienced during January and March from short positions in natural gas as prices moved higher amid colder weather in the U.S. Northeast and news from the U.S. Department of Energy that supplies were down 15% from a year before. Additional losses of approximately 1.4% were experienced in the global interest rate sector during late February and early March from short positions in U.S., Japanese, Australian, and German fixed-
       income futures as prices reversed sharply higher in a worldwide flight to quality after a sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Elsewhere, losses of approximately 1.0% were experienced within the global stock index sector during February and March from long positions in European, U.S., and Pacific Rim equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Within the metals sector, losses of approximately 0.6% were incurred primarily during January from long positions in zinc and aluminum futures as prices declined as a slowdown in the U.S. housing market and rising global inventories increased speculation that supplies for these metals were sufficient to meet demand. Additional losses within the metals markets were experienced during March from long futures positions in gold and silver as prices moved lower due to technically-based selling. Further losses in the currency markets of approximately 0.3% were experienced during February from short positions in the euro versus the Swedish krona as the value of the Swedish krona weakened in February after Riksbank Governor Stefan Ingves indicated that Sweden?s inflation rate was slowing.
Further losses were incurred during February and March from short
       positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar increased in tandem with rising energy prices. Finally, losses were experienced in February and March from short positions in the Japanese yen against the U.S. dollar as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. As a result, the Japanese yen saw its biggest daily gain against the U.S. dollar since December 2005. Furthermore, investor speculation that consistently strong economic data out of Japan would force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the Japanese yen higher.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $9,977,027 and expenses totaling $2,842,142, resulting in net income of $7,134,885 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005 to $16.54 at March 31, 2006.

The most significant trading gains of approximately 5.6% were recorded in the global stock index futures markets from long
       positions in European, Australian, and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 2.4% were experienced in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the United States. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 1.2% were recorded, primarily during March, from short positions in United States, European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. Smaller gains of approximately 0.6% were experienced in the agricultural markets during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand caused by higher energy prices. A portion of these gains for the quarter was offset by losses of approximately 2.3% in the currency markets
       from long U.S. dollar positions versus the Japanese yen,
Swiss franc, and the Australian dollar as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen, euro, and the Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Smaller losses were incurred during March from long U.S. dollar positions relative to the Swiss franc as the value of the franc reversed higher in tandem with European currencies after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 1.5% were experienced in the energy markets during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded
       futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s
       market risk is limited by the uncertainty of its
speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007, and 2006, the Partnership?s total capitalization was approximately $122 million and $140 million, respectively.

Primary Market             March 31, 2007       March 31, 2006
Risk Category              Value at Risk        Value at Risk

Currency	(1.00)%               	(0.54)%
Interest Rate	                 (0.93)   	(1.87)
Equity	                       (0.80)  	(1.21)
Commodity	                     (0.83)   	(0.63)
Aggregate Value at Risk	       (1.72)%  	 (2.59)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006 through March 31, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 21, 2006, through March 31, 2007, is zero as there were no open positions in the Partnership during the period September 15, 2006, through November 30, 2006, due to the termination of VK Capital Inc.

Primary Market Risk Category        High       Low     Average
Currency	(1.00)%	   -	(0.58)%

Interest Rate	(0.93)	   -	(0.60)

Equity	(1.62)	   -	(0.60)

Commodity	(1.28)	   -	(0.63)

Aggregate Value at Risk	(2.35)%	   -	(1.19)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to euro, Japanese yen, and Hungarian forint currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. Exposure was primarily spread across European, Australian, Japanese, U.S., and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary market exposures were to the FTSE 100 (United Kingdom), NIKKEI 225 (Japan), OMX 30 (Sweden), DAX (Germany), S&P 500 (U.S.), TAIWAN (Taiwan), IBEX 35 (SPAIN), CAC 40 (France), SPI 200 (Australia), Euro Stoxx 50 (Europe), S&P MIB (Italy), Canadian S&P 60 (Canada), Hang Seng (China), RUSSELL 2000 (U.S.), S&P MIDCAP

(U.S.), NASDAQ 100 (U.S.), and DOW JONES (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Canadian, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybeans, coffee, sugar, corn, soybean meal, soybean oil, live cattle, cotton, orange juice, wheat, lean hogs, oats, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2007, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, nickel, zinc, and lead and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, crude oil, and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in Hong Kong dollars, Japanese yen, euros, Canadian dollars, British pounds, Swedish kronor, and Swiss francs. The Partnership
       controls the non-trading risk of foreign currency
balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.


Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
      PROCEEDS

<caption>					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	   100,000.000		February 3, 1994	33-71654
Pre-conversion	  100,000.000

Units sold through 10/17/97         66,708.624
Units unsold through 10/17/97       33,291.376
(Ultimately de-registered)

Commencing with the December 1, 2000, monthly closing and with becoming a member of the Charter Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 6,670,862.400 Units (pre-conversion).

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      15,033,067.640
Units unsold through 3/31/07    15,216,932.360
  Total Units sold through
  3/31/07                       21,703,930.040
  (pre-and post-conversion)

       The managing underwriter for the Partnership is MS&Co.
(Morgan Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2007, was $369,036,048.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

May 15, 2007          By:  /s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.












? 3?











1382: