Form 10-Q
period 2007-06-30
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2007-08-10
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to__________________

Commission File Number 0-26282

	MORGAN STANLEY CHARTER ASPECT L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3775071
(State or other jurisdiction of		   	 	  (I.R.S. Employer
incorporation or organization)			        Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY                            		        10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code    (212) 296-1999





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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2007 and 2006 (Unaudited) .......4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited).........................5

   		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations.......13-28

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk.........................................28-42

Item 4. Controls and Procedures.............................42-43

Item 4T.Controls and Procedures................................43


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................44

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds.....................................44-45

Item 6.	Exhibits...............................................45


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	 December 31,
               2007      	           2006
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	122,264,678	109,366,402
	Restricted cash	    11,436,183	      13,269,522

	     Total cash	  133,700,861	   122,635,924

	Net unrealized gain on open contracts (MS&Co.)	         5,434,318	       5,039,041
	Net unrealized loss on open contracts (MSIL)	           (366,586)	             (240,275)

          Total net unrealized gain on open contracts	      5,067,732	      4,798,766

	     Total Trading Equity	138,768,593	127,434,690

Subscriptions receivable	2,304,922	2,103,254
Interest receivable (MS&Co.)	         509,655	         484,328

	     Total Assets	 141,583,170 	   130,022,272

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	1,867,745	4,093,636
Accrued incentive fees payable	        915,412	    1,017,989
Accrued brokerage fees (MS&Co.)	665,297	607,673
Accrued management fees 	       221,766	       202,558

	     Total Liabilities	    3,670,220	    5,921,856

Partners? Capital

Limited Partners (7,318,236.846 and
  7,064,097.616 Units, respectively)	136,374,772	122,749,550
General Partner (82,542.762 and
  77,740.841 Units, respectively)	      1,538,178	      1,350,866

	Total Partners? Capital	  137,912,950	  124,100,416
	Total Liabilities and Partners? Capital	  141,583,170	   130,022,272
NET ASSET VALUE PER UNIT                                                		             18.63	            17.38


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




                 For the Three Months	                          For the Six Months
  	             Ended June 30,     	                         Ended June 30,

                        2007     	        2006    	     2007   	     2006
                     $	               $	        $ 	         $
INVESTMENT INCOME
	Interest income (MS&Co.)	    1,531,916		    1,648,020 		   3,102,108			           3,146,091

EXPENSES
	Brokerage fees (MS&Co.)	1,904,624	2,172,535	3,790,436		4,304,141
	Incentive fees	     915,412	                      ?	 	    1,522,184		                      ?
	Management fees 	      634,875	      724,178  	    1,263,479 		     1,434,714

		   Total Expenses 	   3,454,911	   2,896,713	   6,576,099		     5,738,855

NET INVESTMENT LOSS 	   (1,922,995)	  (1,248,693)	          (3,473,991)   	        (2,592,764)

TRADING RESULTS
Trading profit (loss):
	Realized	16,584,436	1,276,443 	12,638,369		13,167,789
	Net change in unrealized	   2,664,280	   2,525,718	       268,966	 	         (886,672)

		   Total Trading Results	 19,248,716	   3,802,161	   12,907,335	               12,281,117

NET INCOME 	  17,325,721	   2,553,468	   9,433,344		     9,688,353


NET INCOME ALLOCATION

	Limited Partners	17,133,191	2,527,426	9,326,032	  	9,582,542
	General Partner 	192,530	26,042	107,312		105,811


NET INCOME PER UNIT

	Limited Partners                                            	  2.33	   0.17 	 1.25                   	       0.98
	General Partner                                            	  2.33	   0.17 	 1.25                   	       0.98



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                        $                         $                        $

Partners? Capital,
	December 31, 2005	9,210,124.323	143,289,197	1,597,108	144,886,305

Offering of Units	422,134.040	7,185,656	?		7,185,656

Net Income                                                               ?  		  9,582,542	105,811	9,688,353

Redemptions                                             (1,687,886.310)	   (28,733,791)	     (271,308)	   (29,005,099)

Partners? Capital,
   June 30, 2006                                          7,944,372.053	 131,323,604	  1,431,611 	   132,755,215




Partners? Capital,
	December 31, 2006	7,141,838.457	122,749,550	  1,350,866		124,100,416

Offering of Units                                         1,021,387.726 	     17,556,890	80,000		17,636,890

Net Income	?	9,326,032	 107,312		9,433,344

Redemptions                                               (762,446.575)	   (13,257,700)                ?               (13,257,700)

Partners? Capital,
   June 30, 2007                                          7,400,779.608	 136,374,772	  1,538,178 	   137,912,950








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2007     	      2006
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	9,433,344	9,688,353
Noncash item included in net income:
	Net change in unrealized	(268,966)	886,672

(Increase) decrease in operating assets:
	Restricted cash	1,833,339	3,355,696
	Interest receivable (MS&Co.)	(25,327)	(24,384)

Increase (decrease) in operating liabilities:
	Accrued incentive fee	   (102,577) 	             ?
	Accrued brokerage fees (MS&Co.)	57,624	(46,394)
	Accrued management fees 	         19,208	        (15,464)

Net cash provided by operating activities	  10,946,645	   13,844,479


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	17,435,222	6,246,091
Cash paid for redemptions of Units 	   (15,483,591)	   (32,417,570)

Net cash provided by (used for) financing activities	       1,951,631	   (26,171,479)

Net increase (decrease) in unrestricted cash	12,898,276	(12,327,000)

Unrestricted cash at beginning of period	   109,366,402	   132,225,920

Unrestricted cash at end of period                                        	    122,264,678    	   119,898,920







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Aspect L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Aspect Capital Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the



        MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.

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


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a
component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
                      Net Unrealized Gains
                       On Open Contracts                 Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $             $

Jun. 30, 2007	4,245,150	  822,582	5,067,732		Sep. 2008		Jul. 2007
Dec. 31, 2006	2,996,006	1,802,760	4,798,766		Mar. 2008		Jan. 2007



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward,


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $137,946,011 and $125,631,930 at June 30, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership




       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4. New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $20,780,632 and expenses totaling $3,454,911, resulting in net income of $17,325,721 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $16.30 at March 31, 2007, to $18.63 at June 30, 2007.

The most significant trading gains of approximately 8.9% were recorded in the global interest rate sector throughout the quarter from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and news of an increasing U.K. consumer confidence index. During May and June, European interest rate futures prices continued to fall after a report showing real Gross Domestic Product in the Euro-Zone had increased more than expected in the first quarter of 2007, and news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and housing prices in the United Kingdom has shown their biggest jump of 2007. Elsewhere, gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May and June after the Philadelphia Federal Reserve's index of regional manufacturing increased more than expected in April, the Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy, and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Short positions in Australian and Canadian interest rate futures recorded smaller gains during May and June as prices declined amid strength in regional equity markets and consistently strong economic data out of Australia and Canada. Additional gains of approximately 3.8% were experienced in the currency sector primarily during April and June from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar, New Zealand dollar, and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia, New Zealand, and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined
       against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Further gains of approximately 2.6% were experienced in the global stock index sector during April and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 0.3% experienced in the agricultural markets primarily during April from long positions in corn futures as prices declined amid speculation that healthy growing conditions might increase supplies in the summer. Elsewhere, long positions in cocoa futures resulted in losses as price reversed lower during April amid increasing stockpiles and subsiding political tensions in the Ivory Coast.

The Partnership recorded total trading results including interest income totaling $16,009,443 and expenses totaling $6,576,099 resulting in net income of $9,433,344 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.38 at December 31, 2006, to $18.63 at June 30, 2007.

       The most significant trading gains of approximately 7.5%
were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices fell initially during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. During March and April, prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. During May and June, European interest rate futures prices continued to decline after a report showing real Gross Domestic Product in the Euro-Zone had increased more than expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom had shown their biggest jump of 2007. Elsewhere, short positions in Canadian interest rate futures recorded gains during May and June as prices declined amid strength in regional equity markets and consistently strong economic data out of Canada. Lastly, short positions in U.S. interest rate futures resulted in gains as prices moved lower throughout a majority of the year after stronger than expected retail sales data, consumer confidence, and jobs growth suggested that the U.S. Federal Reserve would keep interest rates steady. Additional gains of approximately 3.5% were experienced in the currency sector primarily during January, April, and June from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen
       weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar, British pound, and New Zealand dollar versus the U.S. dollar primarily during March, April, and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia, the United Kingdom, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 1.6% were recorded in the global stock index sector primarily during January, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Furthermore, Pacific Rim stock prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.7% recorded in the energy
       markets primarily during February and March from short futures positions in crude oil and its related products as prices initially reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East. Elsewhere, losses were incurred from short positions in natural gas futures as prices moved higher primarily during January and March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year earlier. Additional losses of approximately 0.7% were experienced in the metals markets primarily during June from long positions in gold and silver futures as prices fell amid speculative selling. Finally, losses of approximately 0.3% were incurred primarily during March and April from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest since 1944. Further losses were incurred during April from short positions in wheat futures as prices reversed higher after freezing temperatures threatened the northern edge of the U.S. winter crop.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $5,450,181 and expenses totaling $2,896,713, resulting in net income of $2,553,468 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $16.54 at March 31, 2006, to $16.71 at June 30, 2006.

The most significant trading gains of approximately 7.2% were recorded in the metals markets from long futures positions in copper, nickel, zinc, and aluminum, as prices increased sharply during April and May to record highs as strong global industrial demand from the U.S., China, and India helped push prices higher. Within the precious metals markets, gold and silver prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Additional gains of approximately 2.5% were experienced in global interest rate futures markets, primarily during April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within the European markets, rising equity prices and strong economic data pushed German fixed-income futures prices lower. Similarly, U.S. interest rate futures prices fell following the release of stronger than expected economic data. Japanese interest rate futures prices also dropped amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, Australian interest rates also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. Within the currency markets, gains of approximately 2.2% were recorded during April from short positions in the U.S. dollar as the value of the U.S.
       dollar declined against many of its major rivals, notably the euro, Japanese yen, Singapore dollar, Swedish krona, and Swiss franc, amid news that foreign central banks would diversify their currency reserves away from the U.S. dollar. During May, long positions in the euro versus the U.S. dollar experienced gains as the value of the euro continued to strengthen against the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the euro. A portion of these gains for the quarter was offset by losses of approximately 6.7% in global equity indices during May from long positions in U.S., European, and Pacific Rim (Australian, Hong Kong, and Japanese) stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred toward the end of June from newly established short futures positions in U.S. and Pacific Rim stock indices as prices reversed higher. Additional losses of approximately 1.9% were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. Further losses in the energy sector were recorded during June from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Smaller losses
       of approximately 0.2% were incurred in the agricultural markets during May from short positions in live cattle futures as prices reversed higher after news that South Korea would resume U.S. beef imports. Additional losses were recorded during May and June from long positions in corn futures as prices fell primarily due to heavy fund-selling.


The Partnership recorded total trading results including interest income totaling $15,427,208 and expenses totaling $5,738,855, resulting in net income of $9,688,353 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005, to $16.71 at June 30, 2006.

The most significant trading gains of approximately 9.8% were recorded from long futures positions in base and precious metals. Copper, aluminum, zinc, and nickel prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 3.8% were experienced in global interest rate futures markets, primarily during March and April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within European markets, rising equity prices and strong economic growth pushed German fixed-
       income futures prices lower.  Similarly, U.S. fixed-income futures prices declined following the release of stronger than expected economic data. Additional gains were recorded from short positions in Japanese interest rate futures as prices declined amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, gains were experienced from short positions in Australian fixed-income futures as prices also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. Smaller gains of approximately 0.4% were experienced in the agricultural markets during January from long positions in sugar futures as prices rallied to their highest level since 1981, in response to a decline in inventories, as well as an increase in ethanol demand. During February, long positions in wheat futures recorded gains as prices advanced on supply concerns caused by severe drought conditions in the U.S. growing regions. A portion of these gains was offset by losses of approximately 3.4% in the energy markets during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. Further losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the
       standoff between Iran and the West could be resolved
diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid geopolitical tension in Iran, reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories, and fears of supply disruptions in the Gulf of Mexico. Within the global stock index futures markets, losses of approximately 1.5% were incurred from long positions in U.S., European, and Hong Kong stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short futures positions in U.S. and Pacific Rim stock indices as prices reversed higher late in the month. Smaller losses of approximately 0.2% were incurred in the currency markets from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that several major central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the euro, Australian dollar, and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and
       increased wage inflation data led investors to predict that
U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the euro and Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Additionally, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan would not raise interest rates in the near term.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-
       sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for
        such statements by the Private Securities Litigation
Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.
       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007, and 2006. At June 30, 2007, and 2006, the Partnership?s total capitalization was approximately $138 million and $133 million, respectively.

Primary Market             June 30, 2007        June 30, 2006
Risk Category              Value at Risk        Value at Risk

Interest Rate	               (1.48)%	(0.63)%
Equity	                        (1.03)                   -
Currency	             (0.92)  	(0.30)
Commodity	                     (0.70)   	(0.38)
Aggregate Value at Risk	       (2.34)%	 (0.69)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could
       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007, is zero as there were no open positions in the Partnership during the period from September 15, 2006, through November 30, 2006, due to the termination of trading advisor VK Capital Inc.

Primary Market Risk Category        High       Low     Average
Interest Rate	(1.48)%	   -	(0.82)%

Equity	(1.62)	   -	(0.86)

Currency	(1.00)	   -	(0.73)

Commodity	(1.28)	   -	(0.70)

Aggregate Value at Risk	(2.35)%	   -	(1.61)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
       activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end
       reporting periods from July 1, 2006, through June 30, 2007.
VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s Net
Assets.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across European, Japanese, U.S., Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rates exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.
       Equity.  At June 30, 2007, the second largest market
exposure of the Partnership was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary market exposures were to the FTSE 100 (United Kingdom), NIKKEI 225 (Japan), S&P 500 (U.S.), DAX (Germany), OMX 30 (Sweden), S&P MIB (Italy), CAC 40 (France), TAIWAN (Taiwan), SPI 200 (Australia), IBEX 35 (SPAIN), Hang Seng (China), Euro Stoxx 50 (Europe), NASDAQ 100 (U.S.), Canadian S&P 60 (Canada), and DOW JONES (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Canadian, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions
       between two currencies other than the U.S. dollar.  At
June 30, 2007, the Partnership?s major exposures were to euro, Norwegian krone, Hungarian forint, Czech koruna, Swedish krona, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2007, the Partnership had market exposure to markets that comprise these sectors. Most of the exposure was to the cocoa, coffee, soybeans, sugar, soybean oil, wheat, soybean meal, orange juice, lean hogs, cotton, live cattle, rapeseed, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  At June 30, 2007, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, nickel, zinc, and lead and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and
       market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, crude oil, and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in Hong Kong dollars, euros, British pounds, Swedish krona, Canadian
       dollars, Australian dollars, Swiss francs, and
Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure
       controls and procedures (as defined in Rules 13a?
15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2007.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      15,340,344.847
Units unsold through 6/30/07    14,909,655.153
  Total Units sold through
  6/30/07                      _22,011,207.247
  (pre-and post-conversion)

The managing underwriter for the Partnership is MS&Co.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2007, was $374,564,194.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

August 14, 2007       By:  /s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















? 9?











1488: