Form 10-Q
period 2007-09-30
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2007-11-13
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	September 30, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited).....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006	6

   		Notes to Financial Statements (Unaudited)................7-14

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations........15-31

Item 3.	Quantitative and Qualitative Disclosures about
		   Market Risk..........................................31-45

Item 4. Controls and Procedures..............................45-46

Item 4T.Controls and Procedures.................................46


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................47

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................47-48

Item 6.	Exhibits.............................................48-49



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	 December 31,
              2007      	           2006
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	109,287,146	109,366,402
	Restricted cash	       11,903,251	      13,269,522

	     Total cash	     121,190,397	   122,635,924

	Net unrealized gain on open contracts (MS&Co.)	7,635,193         	       5,039,041
	Net unrealized loss on open contracts (MSIP)	              (547,189)	             (240,275)

          Total net unrealized gain on open contracts	         7,088,004	      4,798,766

	     Total Trading Equity	128,278,401	127,434,690

Subscriptions receivable	1,084,916	2,103,254
Interest receivable (MS&Co.)	           395,023	         484,328

	     Total Assets	   129,758,340 	   130,022,272

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	1,625,473	4,093,636
Accrued brokerage fees (MS&Co.)	607,723	607,673
Accrued management fees 	202,574	        202,558
Accrued incentive fee payable	                                                                  ?             	    1,017,989

	     Total Liabilities	     2,435,770	     5,921,856

Partners? Capital

Limited Partners (7,285,795.119 and
  7,064,097.616 Units, respectively)	125,896,257	122,749,550
General Partner (82,542.762 and
  77,740.841 Units, respectively)	       1,426,313	     1,350,866

	Total Partners? Capital	   127,322,570	 124,100,416

	Total Liabilities and Partners? Capital	  129,758,340	 130,022,272

NET ASSET VALUE PER UNIT                                                		            17.28	             17.38

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
                         For the Three Months	                          For the Nine Months
                   Ended September 30,     	          Ended September 30,

                             2007     	        2006    	     2007   	     2006
                                $	               $	        $ 	         $
INVESTMENT INCOME
	Interest income (MS&Co.)	    1,448,961		   1,658,282		       4,551,069	               4,804,373

EXPENSES
	Brokerage fees (MS&Co.)	1,946,810	1,618,637	5,737,246		5,922,778
	Management fees 	648,936	       539,546	              1,912,415		       1,974,260
	Incentive fee	              ?        	           ?        	   1,522,184			             ?

		   Total Expenses 	     2,595,746	    2,158,183	   9,171,845		       7,897,038

NET INVESTMENT LOSS 	   (1,146,785)	      (499,901)	            (4,620,776)	             (3,092,665)

TRADING RESULTS
Trading profit (loss):
	Realized	(10,900,392)	9,209,116 	1,737,977		22,376,905
	Net change in unrealized	    2,020,272	   (9,559,634)	    2,289,238	 	    (10,446,306)

		   Total Trading Results	   (8,880,120)	      (350,518)	       4,027,215	               11,930,599

NET INCOME (LOSS)	  (10,026,905)	      (850,419)	    (593,561)		               8,837,934


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(9,915,040)	(841,419)               (589,008)      	         8,741,123
	General Partner 	(111,865)	(9,000)	(4,553)	                    96,811


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	  (1.35)	 (0.10) 	  (0.10)               	        0.88
	General Partner                                            	(1.35)  	   (0.10) 	  (0.10)                     	  0.88



			                                                              Units	Units   	    Units       	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                    7,391,523.497	         7,844,898.687       7,368,158.443	 	      8,275,673.713


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)


	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                    $                         $                        $
Partners? Capital,
	December 31, 2005                               9,210,124.323	143,289,197	1,597,108	144,886,305

Offering of Units                                           531,193.898	8,945,272	?		  8,945,272

Net Income                                                              ?		  8,741,123	96,811	8,837,934

Redemptions                                           (2,122,514.841)	   (35,883,804)	        (271,308)	   (36,155,112)

Partners? Capital,
   September 30, 2006                              7,618,803.380		 125,091,788	   1,422,611	   126,514,399




Partners? Capital,
	December 31, 2006	                              7,141,838.457	122,749,550	  1,350,866		124,100,416

Offering of Units                                       1,273,749.576	 	  21,864,619	        80,000	   21,944,619

Net Loss                                                              ?		  (589,008)	(4,553)	(593,561)

Redemptions                                           (1,047,250.152)	   (18,128,904)	               ?        	   (18,128,904)

Partners? Capital,
   September 30, 2007                              7,368,337.881		 125,896,257	   1,426,313	     127,322,570








The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2007     	      2006
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(593,561)	8,837,934
Noncash item included in net income (loss):
	Net change in unrealized	(2,289,238)	10,446,306

(Increase) decrease in operating assets:
	Restricted cash	1,366,271	7,037,851
	Interest receivable (MS&Co.)	89,305	(60,262)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	50	(441,261)
	Accrued management fees 	16	      (147,087)
	Accrued incentive fee payable	   (1,017,989)                        ?

Net cash provided by (used for) operating activities	    (2,445,146)	   25,673,481


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	22,962,957	9,970,852
Cash paid for redemptions of Units 	  (20,597,067)	   (36,873,601)

Net cash provided by (used for) financing activities	      2,365,890	   (26,902,749)

Net decrease in unrestricted cash	(79,256)	(1,229,268)

Unrestricted cash at beginning of period	   109,366,402	   132,225,920

Unrestricted cash at end of period                                        	   109,287,146    	   130,996,652






	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER ASPECT L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006



September 30, 2007, Partnership Net Assets:   $127,322,570





Futures and Forward Contracts
       Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
     Gain/(Loss)

Percentage of
   Net Assets
        Net
  Unrealized
  Gain/(Loss)

$
%
   $
%
$






Commodity
 2,470,875
        1.94
  (947,325)
      (0.74)
1,523,550
Equity
  454,417
        0.36
(     (137,555)
      (0.11)
 316,862
Foreign currency
 5,630,797
        4.42
   (618,146)
      (0.48)
5,012,651
Interest rate
   (103,517)
       (0.08)
      31,260
       0.02
     (72,257)






     Grand Total:
 8,452,572
        6.64
(1,671,766)
      (1.31)
 6,780,806

     Unrealized Currency Gain





    307,198

     Total Net Unrealized Gain per Statement of Financial Condition



  7,088,004



  4,798,766







December 31, 2006, Partnership Net Assets: $124,100,416









Commodity
   (387,481)
       (0.31)
  1,895,345
       1.53
1,507,864
Equity
  695,962
        0.56
 ?
          ?
 695,962
Foreign currency
 1,204,942
        0.97
     597,818
       0.48
1,802,760
Interest rate
   (137,111)
       (0.11)
     922,709
       0.74
    785,598






     Grand Total:
 1,376,312
        1.11
  3,415,872
       2.75
 4,792,184

     Unrealized Currency Gain





        6,582

     Total Net Unrealized Gain per Statement of Financial Condition





  4,798,766









The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

1.  Organization
Morgan Stanley Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of Funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Campbell L.P., which, effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Aspect Capital Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the Partnership?s funds in excess of such current margin



        MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


requirements but available to satisfy margin requirement at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.

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

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $             $

Sep. 30, 2007	2,075,357	5,012,647	7,088,004		Dec. 2008		Oct. 2007
Dec. 31, 2006	2,996,006	1,802,760	4,798,766		Mar. 2008		Jan. 2007



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $123,265,754 and $125,631,930 at September 30, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

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

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s financial statements, if any, is currently being assessed.

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(7,431,159) and expenses totaling $2,595,746, resulting in a net loss of $10,026,905 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $18.63 at June 30, 2007, to $17.28 at September 30, 2007.

The most significant trading losses of approximately 6.0% were incurred within the global interest rate sector throughout a majority of the quarter from short futures positions in U.S. interest rates, in addition to both short and long positions in Japanese and European fixed-income futures. Short positions in U.S., European, and Japanese interest rate futures recorded losses in late July and August as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were experienced during September from newly established long futures positions in Japanese and European interest rates as prices reversed lower after a rebound in global equities reduced demand for government bonds. Additional losses of approximately 1.6% were recorded in the global stock index sector, primarily during
       July and August, from long positions in U.S., European, and
Pacific Rim equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 1.3% were incurred within the metals markets, primarily during August, from long positions in aluminum, copper, and nickel futures as prices declined amid increasing stockpiles and speculation that losses in the global financial markets would cut demand for raw materials. Additional losses in the metals market were incurred from newly established short positions in aluminum futures as prices reversed higher in early September after a U.S. government survey revealed that aluminum stockpiles had decreased more than forecast. Meanwhile, short futures positions in silver resulted in further losses during September as precious metals prices moved higher due to continued weakness in the value of the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.1% in the energy markets, primarily during July and September, from long positions in crude oil futures and its related products as prices increased amid speculation that supplies of European North Sea oil could be dwindling, news that hurricane activity in the Gulf of Mexico threatened production
       facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. Additional gains of approximately 0.8% were experienced in the currency sector, primarily during September, from long positions in the euro, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed lower against most of its major rivals following news that the U.S. Federal Reserve had cut interest rates at its September 18 meeting, thereby making the U.S. currency less attractive to investors. Additionally, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve might cut borrowing costs a second time this year. Further gains in the currency markets were recorded from long positions in the Norwegian krone versus the euro as the value of the Norwegian krone trended higher amid rising energy prices. Smaller gains of approximately 0.6% were recorded within the agricultural markets, primarily during September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere in the agricultural complex, long futures positions in the soybean complex resulted in gains as prices increased during September on concern that hot, dry weather in the U.S. South and flooding in the U.S. Midwest might have damaged crops.


The Partnership recorded total trading results including interest income totaling $8,578,284 and expenses totaling $9,171,845,
       resulting in a net loss of $593,561 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $17.38 at December 31, 2006, to $17.28 at September 30, 2007.

The most significant trading losses of approximately 1.9% were incurred within the metals sector, primarily during January, May, and June, from long positions in aluminum, zinc, and copper futures as prices declined after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories would create a global surplus. Additional losses within the metals markets were experienced during June from long futures positions in gold and silver as prices moved lower due to technically-based selling. Furthermore, silver futures prices decreased in August due to strength in the U.S. dollar, thereby resulting in additional losses. Smaller losses of approximately 0.6% were recorded in the energy sector, primarily during the first quarter, from short positions in natural gas futures as prices moved higher in January and March amid colder weather in the U.S. Northeast and news from the U.S. Department of Energy that supplies were down 15% from the previous year. Elsewhere in the energy sector, losses were incurred from short futures positions in heating oil and gasoline as prices increased during February amid geopolitical uncertainty in Iraq and news that Iran would continue with its nuclear program. Prices continued to rise at
       the end of March after news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, which added to investor worries about the stability of the world?s oil supply, thereby resulting in further losses from short positions. A portion of these losses for the first nine months was offset by gains of approximately 4.4% in the currency sector, primarily during the second quarter, from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved higher relative to the U.S. dollar primarily during April and June after strong economic data out of the Euro-Zone and the United Kingdom added to growing investor sentiment that the European Central Bank and the Bank of England would raise interest rates in order to combat inflation. Elsewhere, long positions in the Australian dollar and Canadian dollar versus the U.S. dollar resulted in further gains during September as the value of the U.S. dollar reversed lower against most of its major rivals following news that the U.S. Federal Reserve had cut interest rates at its September 18 meeting, thereby making the U.S. currency less attractive to investors. Additional gains of approximately 1.0% were recorded within the global interest rate sector, primarily during May and June, from short positions in European interest rate futures as prices trended lower after the IFO institute stated that German business sentiment had climbed to the second-highest on record in April and the U.K. consumer confidence index showed an unexpected increase in April. European interest rate futures prices continued to fall in May
       after a report showed real Gross Domestic Product in the
Euro-Zone had increased more than expected in the first quarter of 2007. During June, European interest rate futures prices were pressured lower after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump this year. Smaller gains of approximately 0.4% were recorded in the agricultural complex, primarily during September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere, long futures positions in the soybean complex resulted in gains as prices increased during February due to news of persistent global demand and worries that drought conditions in the western U.S. would cause a shortage in the spring harvest of 2007. Further gains were experienced during September as prices moved higher on concern that hot and dry weather in U.S. growing regions might have damaged crops.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $1,307,764 and expenses totaling $2,158,183, resulting in a net loss of $850,419 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $16.71 at June 30, 2006, to $16.61 at September 30, 2006.

       The most significant trading losses of approximately 2.1%
were incurred within the currency markets throughout a majority of the quarter from both short and long U.S. dollar positions against the euro, Swiss franc, Swedish krona, Australian dollar, and Singapore dollar. Short positions in the U.S. dollar against the euro, Swiss franc, and Swedish krona incurred losses during July as the U.S. dollar strengthened following narrower than expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Additional losses were recorded towards the end of July from newly established short positions in the Swiss franc and Swedish krona, as well as existing short positions in the Australian dollar, versus the U.S. dollar as the value of the U.S. dollar reversed lower on fears of a slowing economy and weaker than expected U.S. Gross Domestic Product growth. Losses were also incurred from short positions in the U.S. dollar versus the Swiss franc, euro, Australian dollar, and Singapore dollar as the U.S. dollar reversed higher towards the end of August and early September after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.9% in the global interest rate futures markets, primarily during August, from long positions in Japanese and U.S. fixed-income futures as prices increased on concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-
       income futures prices were pressured higher after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices moved higher after government reports showed a slowdown in the U.S. economy. Elsewhere in the global interest rate sector, short positions in British fixed-income futures experienced gains as prices fell after an unexpected interest rate hike by the Bank of England. Smaller gains of approximately 0.6% were recorded in the agricultural complex, primarily in July and August, from short positions in sugar futures as prices were pressured lower following U.S. Department of Agriculture data showing ethanol production using sugarcane is more costly than previously expected, as well as from low physical demand and high inventories. Elsewhere in the agricultural complex, short positions in soybeans and soybean meal futures experienced gains as prices fell sharply amid news of weak exports and drought-breaking rainfall in the U.S. Midwest. Additional gains of approximately 0.2% were recorded in the energy sector, primarily during September, from short futures positions in crude oil and its related products as prices reached 10-month lows on eased supply concerns amid the discovery of a large oil field in the Gulf of Mexico, a calm hurricane season, and U.S. Department of Energy reports showing high domestic gasoline inventories and the biggest distillate supply increase in nine months. Prices were also pressured lower after OPEC cut its demand forecast. Smaller gains of approximately 0.1% were experienced in the metals sector,
       during July and August, from long positions in nickel futures as prices advanced on continued strong demand from expanding global economies and supply disruptions at mines in Canada.

The Partnership recorded total trading results including interest income totaling $16,734,972 and expenses totaling $7,897,038, resulting in net income of $8,837,934 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005, to $16.61 at September 30, 2006.

The most significant trading gains of approximately 9.9% were recorded in the metals sector, primarily during the first and second quarters, from long positions in copper, nickel, aluminum, gold, and silver futures. During the first quarter, copper, aluminum, and nickel futures prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Meanwhile, silver and gold futures prices moved higher on persistent demand from foreign central banks and worries regarding global inflation. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would launch. During the second quarter, copper, nickel, and aluminum futures prices increased sharply during April and May to record highs on strong global industrial demand from the U.S., China, and India, while
       gold and silver futures prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Smaller gains were experienced during July and August from long positions in nickel futures as prices advanced on continued strong demand from expanding global economies and supply disruptions at mines in Canada. Additional gains of approximately 4.7% were recorded in the global interest rate futures markets, primarily during the first half of the year, from short positions in U.S. and European interest rate futures. During March and April, U.S. and European fixed-income prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. Smaller gains were experienced in August from long positions in Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran will continue its nuclear research program. Japanese fixed-income futures prices also increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were pressured higher by government reports showing a slowdown in the U.S. economy. Within the agricultural complex, gains of approximately 1.0% were recorded during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Additional gains were experienced, in July and
       August, from short positions in sugar futures as prices were pressured lower following U.S. Department of Agriculture data showing ethanol production using sugarcane is more costly than previously expected, as well as from low physical demand and high inventories. A portion of these gains for the first nine months of the year was offset by losses of approximately 3.1% in the energy futures markets, primarily during February, from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild winter weather in the U.S. Northeast. Further losses were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were recorded during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. During June, smaller losses were incurred from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Additional losses of approximately 2.3% were experienced in the currency markets during January from long U.S. dollar positions versus the Japanese yen and Australian
       dollar as the U.S. dollar?s value reversed lower on
expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen and Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Further losses were recorded during May and June from long positions in the Australian dollar versus the U.S. dollar as the value of U.S. dollar reversed higher after hawkish comments from several U.S. Federal Reserve officials, including the U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. Losses were also recorded from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened amid strong economic growth in the United Kingdom. Losses were incurred during July from short positions in the U.S. dollar against the euro and Swiss franc as the U.S. dollar strengthened in the beginning of July following narrower than expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European
       Central Bank decided to keep interest rates unchanged.
Additional losses were recorded toward the end of July from newly established short positions in the Swiss franc, as well as existing short positions in the Australian dollar, as the value of the U.S. dollar then reversed lower on fears of a slowing economy and weaker than expected U.S. Gross Domestic Product growth. Finally, during August, losses were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, and Australian dollar as the U.S. dollar reversed higher at the end of August and early September after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Smaller losses of approximately 1.5% were incurred in the global stock index sector during May from long positions in U.S., European, and Hong Kong stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred toward the end of June from newly established short futures positions in U.S. and Hong Kong stock index futures as prices reversed higher.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or
       substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic
       reporting purposes only and is not utilized by either
Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. The Partnership VaR at September 30, 2006, was zero for all market categories because its open positions had been offset. At both September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $127 million.

Primary Market          September 30, 2007    September 30, 2006
Risk Category              Value at Risk         Value at Risk

Currency	                (0.93)%                  -  %
Interest Rate	(0.83)                   -
Equity	          (0.31)                   -
Commodity	                     (1.95)   	                -
Aggregate Value at Risk	(2.61)%                  - %

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market
       categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High       Low     Average
Currency	(1.00)%	 (0.92)%	 (0.96)%

Interest Rate	(1.48)	 (0.83)	 (1.03)

Equity	(1.62)	 (0.31)	 (0.94)

Commodity	(1.95)	 (0.70)	 (1.19)

Aggregate Value at Risk	(2.61)%	 (1.72)%	 (2.26)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks,
       reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 87% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At September 30, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to euro, Norwegian krone, Hungarian forint, Swedish krona, Polish zloty, and Czech koruna currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across Japanese, U.S., Australian, European, and
       Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership?s primary market exposures were to the SPI 200 (Australia), NIKKEI 225 (Japan), S&P 500 (U.S.), DAX (Germany), NASDAQ 100 (U.S.), Hang Seng
       (China), TAIWAN (Taiwan), DOW JONES (U.S.), Canadian S&P
60 (Canada), S&P MIB (Italy), Euro Stoxx 50 (Europe), and CAC 40 (France) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Canadian, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at September 30, 2007, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest exposure of the Partnership at September 30, 2007, was to the
       markets that comprise these sectors.  Most of the
exposure was to the soybeans, coffee, sugar, soybean meal, cocoa, soybean oil, wheat, corn, rapeseed, cotton, lean hogs, orange juice, feeder cattle, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  The third largest market exposure of the Partnership
at September 30, 2007, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, platinum, and silver, and base metals, such as aluminum, copper, zinc, lead, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

     Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in Canadian dollars, British pounds, Hong Kong dollars, euros,
       Australian dollars, Japanese yen, Mexican pesos,
Czech koruna, Swiss francs, Swedish krona, and Polish zloty. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have
       evaluated the effectiveness of the Partnership?s
disclosure controls and procedures (as defined in Rules
13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

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

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      15,592,706.697
Units unsold through 9/30/07    14,657,293.303
  Total Units sold through
  9/30/07                       22,263,569.097
  (pre-and post-conversion)

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2007, was $378,871,923.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

November 13, 2007     By:  /s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.