Form 10-K
period 2007-12-31
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2008-03-27
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$136,374,772 at June 30, 2007.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY CHARTER ASPECT L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007
<caption>                                                     Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .1

Part I.

   Item 1.	 Business . . . . . . . . . . . . . . . . . . . . .  . .2-6

   Item 1A.		Risk Factors . . . . . . . . . . . . . . . . . . . . . . 6

   Item 1B.		Unresolved Staff Comments . . . . . . . . . . . . . . . .6

   Item 2.	 Properties . . . . . . . . . . . . . . . . . . . . . . 6-7

   Item 3.	 Legal Proceedings. . . . . . . . . . . . . . . . . . . . 7

   Item 4.	 Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . . . . . 7
Part II.

   Item 5. 	 Market for Registrant's Common Equity, Related
			Stockholder Matters and Issuer Purchases of
			Equity Securities . . . . . . . . . . . . . . . . . . .8-10

   Item 6.	 Selected Financial Data. . . . . . . . . . . . . . . . .11

   Item 7.	 Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .12-31

   Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . 32-45

   Item 8.  Financial Statements and Supplementary Data. . . . . 45-46

   Item 9.	 Changes in and Disagreements with Accountants
         	 on Accounting and Financial Disclosure . . . . . . . . .46

   Item 9A.		Controls and Procedures . . . . . . . . . . . . . . .46-49

   Item 9A(T). Controls and Procedures . . . . . . . . . . . . . . .49

   Item 9B.		Other Information . . . . . . . . . . . . . . . . . . . 49

Part III.

   Item 10. Directors, Executive Officers and Corporate
         	 Governance. . . . . . . . . . . . . . . . . . . . . .50-57

   Item 11. Executive Compensation. . . . . . . . . . . . . . . . . 57

   Item 12. Security Ownership of Certain Beneficial Owners
          	 and Management and Related Stockholder Matters. . . .57-58

   Item 13. Certain Relationships and Related Transactions,
		 and Director Independence. . . . . . . . . . . . . . . .58

   Item 14. Principal Accountant Fees and Services. . . . . . . .58-60
Part IV.

   Item 15. Exhibits and Financial Statement Schedules. . . . . .61-62

                  DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated      	         Part of Form 10-K

     	Partnership's Prospectus dated
     	April 2, 2007    		   I

	Partnership?s Supplement to the
	Prospectus dated December 17, 2007		   I

	Annual Report to Morgan Stanley
     	Charter Series Limited Partners
     	for the year ended December 31, 2007       II, III, and IV

       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Aspect L.P. (the "Partnership") is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on March 3, 1994. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter WCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Campbell L.P. which effective May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter series of funds for Units of Morgan Stanley Charter Campbell L.P. (collectively, the ?Charter Series?).

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. The commodity brokers prior to April 1, 2007, were Morgan Stanley
       DW Inc. (?Morgan Stanley DW?), MS&Co., and MSIP.  Demeter,
MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley.
 Aspect Capital Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

Effective April 1, 2007, Morgan Stanley DW merged into MS&Co.
Upon completion of the merger, the surviving entity, MS&Co., became the Partnership?s principal U.S. commodity broker-dealer.

Effective April 13, 2007, Morgan Stanley & Co. International
Limited changed its name to Morgan Stanley & Co. International plc.

Units are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

The Partnership began the year at a net asset value per Unit of $17.38 and returned 4.4% to $18.14 on December 31, 2007. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by its Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated April 2, 2007 (the "Prospectus"), and the Partnership?s supplement to the Prospectus dated December 17, 2007 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.


  Facets of Business
  1.  Summary               	  1.	"Summary" (Pages 1-10 of the
Prospectus and Pages S-1 -
S-2 of the Supplement).

  2.  Futures, Options, and 	  2.	"The Futures, Options, and
      Forwards Markets             	 Forwards Markets? (Pages
                                   	 117-121 of the Prospectus).

  3.  Partnership's Trading 	  3.	"Use of Proceeds? (Pages
      Arrangements and             	 25-26 of the Prospectus and
	 Policies					 Page S-6 of the Supplement).
      		                    	?The Trading Advisors?
                                 	 (Pages 64-87 of the
                                  	 Prospectus and Pages S-28 ?
       S-40 of the Supplement).

4. Management of the Part-	  4.	?The Trading Advisors ?
   nership					 Management Agreements?
      	                     	(Page 64 of the Prospectus).
                                  	?The General Partner? (Pages
                    	 60-63 of the Prospectus and
       Page S-27 of the Supplement).
      ?The Commodity Brokers? (Pages
 91-92 of the Prospectus)
 and ?The Limited Partnership
				            	 Agreements? (Pages 97-
                                  	 100 of the Prospectus).

5.  Taxation of the Partner-    5. "Material Federal Income
    ship's Limited Partners         Tax Considerations" and
                                   "State and Local Income Tax
                                    Aspects" (Pages 107-115
                                    of the Prospectus).

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an
       internet website, however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0000914747.

Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated April 2, 2007, and the Partnership?s Supplement dated December 17, 2007, incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 11-16 and the ?Risk Factors? section of the Supplement at pages S-3 ? S-4.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of MS&Co. The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Demeter changed its address in June 2007 from 330 Madison Avenue,
8th Floor, New York, NY 10017 to 522 Fifth Avenue, 13th Floor,
New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
       PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	    SECURITIES

(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2007, was approximately 7,156.

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

The aggregate price of the Units sold through December 31, 2007, was $387,474,829.


       <table>
(e) Underwriter.  The managing underwriter for the Partnership is
MS&Co. (Morgan Stanley DW, prior to April 1, 2007).
(f) Use of Proceeds.
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

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

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
  Total Units Registered        30,250,000.000

Units sold post-conversion      16,068,650.805
Units unsold through 12/31/07  _14,181,349.195
  Total Units sold through
  12/31/07                     _22,739,513.205
  (pre-and post-conversion)

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of
       Proceeds? section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.


       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)






                                         For the Years Ended December 31,
                            2007  	        2006        2005          2004           2003


Total Trading Results
including interest
income	 			17,551,476 	 24,181,619	 (29,602,711)    6,167,974 	 (2,598,316)


Net Income (Loss)      	 5,773,935	 14,456,362	 (44,301,832)   (9,789,014)	(16,322,078)


Net Income (Loss)
Per Unit (Limited
& General Partners)           0.76         1.65	      (3.83)	        (1.16)	      (1.12)


Total Assets  	     138,149,328  130,022,272	 150,922,126   231,910,440	177,409,349


Total Limited
Partners' Capital 	     134,313,027	122,749,550	 143,289,197   223,240,153	171,628,106


Net Asset Value
Per Unit                	     18.14	      17.38	       15.73		  19.56	      20.72

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         	CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan
Stanley DW (through March 31, 2007), MS&Co., and MSIP as commodity brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $17,551,476 and expenses totaling $11,777,541, resulting in net income of $5,773,935 for the year ended December 31, 2007. The Partnership?s net asset value per Unit increased
       from $17.38 at December 31, 2006, to $18.14 at December 31,
2007. Total redemptions and subscriptions for the year were $24,689,814 and $30,547,524, respectively, and the Partnership?s ending capital was $135,732,061 at December 31, 2007, an increase of $11,631,645 from ending capital at December 31, 2006, of $124,100,416.

The most significant trading gains of approximately 5.0% were recorded in the energy markets, primarily during July, September, October, and December, from long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension regarding Iran?s nuclear program might negatively affect global supply. In addition, energy prices increased due to continued weakness in the value of the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors. Within the global interest rate markets, gains of approximately 2.7% were experienced primarily during January, March, April, May, and June from short positions in Australian, European, and U.S. interest rate futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in Australia, the United Kingdom, and the United States, which reduced demand for the ?safe haven? of fixed-income investments. As such, prices were also pulled lower on investor belief that these respective Central Banks might need to raise interest rates to curb inflation. Further gains were recorded during November from
       newly established long positions in British and U.S.
fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that the U.S. Federal Reserve and Bank of England might need to reduce borrowing costs in response to widespread fears of an economic decline. Additional gains of approximately 2.4% were recorded in the currency sector, primarily during January, March, April, and June from short positions in the U.S. dollar versus most of its major rivals, notably the euro, British pound, Canadian dollar, Australian dollar, and New Zealand dollar as the value of the U.S. dollar declined relative to these currencies amid news that foreign central banks had diversified their currency holdings to non-U.S. dollar-denominated assets and fears that an economic slowdown in the United States would lead the U.S. Federal Reserve to lower interest rates. Meanwhile, the value of the Canadian dollar, Australian dollar, and New Zealand dollar, also known as the ?commodity currencies?, moved higher in the wake of consistently rising commodity prices. During October, the value of the U.S. dollar continued to decline against the aforementioned currencies amid investors sentiment that the U.S. Federal Reserve might need to continue reducing interest rates in order to prevent the U.S. economy from slowing. Smaller gains of approximately 1.9% were recorded in the agricultural complex, primarily during September, November, and December, from long futures positions in the soybean complex as prices increased in
       September on concerns that hot, dry weather in U.S.
growing regions might have damaged crops. During November, futures prices of the soybean complex moved higher due to increased purchases from China, higher energy prices, and dwindling U.S. supplies. Further gains were experienced during December as prices continued to move higher amid speculation that the rising cost of oil might boost demand for alternative biofuels made from crops. Elsewhere, long positions in the wheat futures resulted in gains as prices increased during September amid persistently strong international demand and fears of a shortage in supply. A portion of the Partnership?s gains for the year was offset by a loss of approximately 1.3% within the global stock index sector, primarily during February and March, from long positions in European and U.S. equity index futures as prices reversed sharply lower after former U.S. Federal Reserve Chairman Alan Greenspan indicated the U.S. economy might be headed for a recession. In addition, prices moved lower after worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Additional losses were recorded during July, August, November, and December from long positions in U.S. and European equity index futures as prices decreased on persistent concerns that a collapsing U.S. sub-prime mortgage market and declining U.S. real estate prices might pull the global economy into a recession. Smaller losses of approximately 1.2% were recorded within the metals sector,
       primarily during January and May, from long positions in aluminum, zinc, and copper futures as prices declined after the Chinese government announced that it might raise export taxes for base metals, as well as on speculation that rising production and inventories might create a global surplus. Additional losses were experienced during August from long futures positions in silver as prices moved lower amid strength in the value of the U.S. dollar. Finally, long positions in copper futures resulted in losses during November as prices reversed lower due to rising inventories and concerns that demand for base metals might continue to slow after the U.S. Federal Reserve trimmed its economic growth forecast for 2008.


The Partnership recorded total trading results including interest income totaling $24,181,619 and expenses totaling $9,725,257, resulting in net income of $14,456,362 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $15.73 at December 31, 2005, to $17.38 at December 31, 2006. Total redemptions and subscriptions for the year were $49,829,555 and $14,587,304, respectively, and the Partnership?s ending capital was $124,100,416 at December 31, 2006, a decrease of $20,785,889 from ending capital at December 31, 2005, of $144,886,305.

The most significant trading gains of approximately 9.1% were recorded in the metals sector, primarily during the first and
       second quarters, from long positions in copper, nickel, aluminum, gold, and silver futures. During the first quarter, copper, aluminum, and nickel futures prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long positions in silver and gold futures as prices moved higher on persistent demand from foreign central banks and worries regarding global inflation. In addition, silver prices were also boosted after news that a silver-backed Exchange Traded Fund would launch. During the second quarter, copper, nickel, and aluminum futures prices continued to move higher on strong global industrial demand from the U.S., China, and India while gold and silver futures prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Additional trading gains of approximately 3.7% were recorded in the global interest rate futures markets, primarily during the first half of the year, from short positions in U.S. and European interest rate futures as prices moved lower during March and April amid strength in regional equity markets and investors? sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. Smaller gains were experienced in August from long positions in Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a possible slowing of the global economy and news that Iran would continue its nuclear research program. In addition, Japanese
       fixed-income futures prices were pressured higher after lower- than-expected inflation data dampened expectations for another interest rate hike by the Bank of Japan. Within the agricultural complex, gains of approximately 0.7% were recorded primarily during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Additional gains were experienced in July and August, from short positions in sugar futures as prices were pressured lower following U.S. Department of Agriculture data showing that ethanol-production using sugarcane was more costly than previously expected, as well as from low physical demand and high inventories. Smaller gains of approximately 0.4% were recorded in the global stock index sector from long positions in European and Asian stock index futures in January as global equity prices trended higher after a weaker-than-expected December U.S. jobs report raised hopes that the U.S. Federal Reserve would end its cycle of interest rate hikes sooner rather than later. In December, long positions in European and Asian equity index futures resulted in gains as prices moved higher, lifted by a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near-future. Additionally, European stocks gained on speculation of increased merger and acquisition activity in the region, while Pacific Rim stock markets ended higher as consumer spending continued to pick up in China and Japan. A portion of the
       Partnership?s gains for the year was offset by a loss of approximately 0.4% in the currency sector from long U.S. dollar positions versus the euro and Australian dollar as the U.S. dollar?s value reversed lower in January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might diversify some of its assets into other currencies. In February, further losses were recorded from short U.S. dollar positions relative to the Australian dollar as the value of the U.S. dollar reversed higher due to predictions that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Further losses in the currency markets were recorded during May and June from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher after hawkish comments from several U.S. Federal Reserve officials implied another interest rate hike was necessary to help contain rising inflation. Losses were incurred during early July from short positions in the U.S. dollar against the euro and Swiss franc as the U.S. dollar strengthened against most of its major rivals following narrower-than-expected May U.S. trade deficit data. Meanwhile, the value of the euro was pressured lower after the European Central Bank decided to keep interest rates unchanged. Further losses were also recorded from short positions in the British pound versus the euro and U.S.
       dollar as the British pound strengthened amid strong
economic growth in the United Kingdom. Finally, during August, losses were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, and Australian dollar as the U.S. dollar reversed higher in late August and early September after revisions to U.S. quarterly productivity data showed that unit labor costs had risen in 2006 at the fastest pace since 1990. Within the energy sector, further losses of approximately 0.4% were recorded primarily during May from long futures positions in crude oil as prices fell on renewed optimism that the standoff between Iran and the West would be resolved diplomatically. During June, smaller losses were incurred from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico.

The Partnership recorded total trading results including interest income totaling $(29,602,711) and expenses totaling $14,699,121, resulting in a net loss of $44,301,832 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $19.56 at December 31, 2004, to $15.73 at December 31, 2005. Total redemptions and subscriptions for the year were $59,237,519 and $22,743,972, respectively, and the Partnership?s ending capital was $144,886,305 at December 31, 2005, a decrease
       of $80,795,379 from ending capital at December 31, 2004, of $225,681,684.

The most significant trading losses of approximately 19.8% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S. dollar, primarily during February and March. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in
       the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. During September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve
would most likely continue to raise interest rates.   Additional
losses of approximately 4.8% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low interest rate environment. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. A portion of these losses for the year was offset by gains of approximately 4.0% in the global stock index futures markets
       during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere in the global equity indices, gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy. Additional gains of approximately 3.4% were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Within the metals markets, gains of approximately 1.5% were recorded during February, March, May, October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China. Within the agricultural complex, gains of approximately 0.9% were recorded during the fourth quarter from long positions in sugar futures as prices trended higher throughout the quarter in response to the European Union?s refusal to amend its smaller-
       than-expected price reduction of sugar, favorable weather in global growing regions, and news that Brazil intended to use the majority of its sugar crop to produce ethanol.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2007 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.
       In entering into these contracts, the Partnership is
subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s Financial Statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the
       Partnership accounts with the counterparty, which is
accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Partnership?s total capital-ization was approximately $136 million and $124 million, respectively.


Primary Market        December 31, 2007    December 31, 2006
Risk Category           Value at Risk        Value at Risk

Interest Rate  		  (1.33)%          	  (0.85)%

Currency				  (0.82)	         	  (1.00)

Equity                     (0.12)	            (1.62)

Commodity                  (1.73)	            (1.28)

Aggregate Value at Risk    (2.50)%	            (2.35)%



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

The table below supplements the December 31, 2007, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2007, through December 31, 2007.

Primary Market Risk Category        High       Low      Average
Interest Rate					(1.48)%	(0.83)%	 (1.14)%
Currency						(1.00)	(0.82)	 (0.92)
Equity						(1.03)	(0.12) 	 (0.57)
Commodity    					(1.95)	(0.70)	 (1.30)
Aggregate Value at Risk			(2.61)%	(1.72)% 	 (2.29)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2006, and for the four quarter-end reporting periods during calendar year 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of December 31, 2007, such amount is equal to approximately 88% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in
       the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2007, was to the global interest rate sector. Exposure was primarily spread across Japanese, Australian, U.S., European, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate
       exposure of the Partnership for the foreseeable future.
The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At December 31, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2007, the Partnership?s major exposures were to euro, Polish zloty, Hungarian forint, Norwegian krone, Czech koruna, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At December 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the
       Partnership are by law limited to futures on broadly-based indices. At December 31, 2007, the Partnership?s primary market exposures were to the NIKKEI 225 (Japan), DAX (Germany), S&P MIB 30 (Italy), IBEX 35 (Spain), OMX 30 (Sweden), S&P 500 (U.S.), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), Hang Seng (Hong
Kong), CAC 40 (France), SPI 200 (Australia), Euro Stoxx 50 (Europe), and TAIWAN (Taiwan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Canadian, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at December 31, 2007, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at December 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, soybean meal, corn, coffee, cocoa, soybean oil, wheat, lean hogs, live cattle, rapeseed, feeder cattle, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 At December 31, 2007, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, copper, nickel, and lead, and precious metals, such as gold, silver, and platinum.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2007, were in euros, Swiss francs, British pounds, Canadian dollars, Hong Kong dollars, Australian dollars, Japanese yen, and Swedish kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter    Total Trading Results       Net          Net Income/
Ended   including interest income  Income/(Loss)  (Loss) Per Unit

2007
March 31       $ (4,771,189)     $  (7,892,377)        $(1.08)
June 30          20,780,632         17,325,721           2.33
September 30     (7,431,159)       (10,026,905)         (1.35)
December 31       8,973,192          6,367,496           0.86

Total          $ 17,551,476      $   5,773,935         $ 0.76

2006
March 31       $  9,977,027      $   7,134,885         $ 0.81
June 30           5,450,181          2,553,468           0.17
September 30      1,307,764           (850,419)         (0.10)
December 31       7,446,647          5,618,428           0.77

Total          $ 24,181,619      $  14,456,362         $ 1.65


Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
	As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes
       that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9A(T).  CONTROLS AND PROCEDURES
Not applicable.


Item 9B.  OTHER INFORMATION
None.

          PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 42, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 52, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and
       has held various positions in Corporate Accounting and the
Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 42, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Client Solutions Group. The Client Solutions Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 49, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan
       Stanley in the Global Wealth Management Group. Mr. Handler
works the Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 46, is a Director of Demeter. Mr. Gueren is an Executive Director, Retail Options and Transactional Futures of Morgan Stanley. He is responsible for marketing the options and futures product to the firm?s approximately 600 offices and approximately 9,000
       Financial Advisors/Investment Representatives.  Mr. Gueren
first joined Dean Witter in August 1986, as a Compliance Analyst and in October 1987, became a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Managing Directors Committee for the Chicago Board Options Exchange, and the Retail Advisory Committees for the American Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for FINRA and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science degree in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 39, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Chief Operating Officer for Private Wealth Management Americas, including Private Wealth Management North America and Private Wealth Management Latin America. He is also the Chairman of the Global Wealth Management Alternative Investments Due Diligence Committee.
       Prior to his current role, Mr. McGrath was the Director of
Product Development for Morgan Stanley?s Global Wealth Management Group. Mr. McGrath joined Morgan Stanley in May 2004, from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 41, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for the Global Wealth Management Group, and serves as a member of the group?s Executive Committee. He is also a member of the Morgan Stanley Management Committee. One of the largest businesses of its kind in the world with $690 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining
Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible
       for the oversight of the online brokerage unit and the
Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 38, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in Finance from Tulane University in 1991.
       Effective December 3, 2007, Mr. Christian Angstadt, age
46, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt currently serves as Chief Financial Officer for Morgan Stanley Trust FSB and Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of these regulated banks (appointed Chief Financial Officer in May 2003). Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations). Mr. Angstadt received a B.A. in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Effective December 3, 2007, Mr. Lee Horwitz no longer serves as
Chief Financial Officer of Demeter.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer,
       and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/our commitment/codeofconduct.html.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners ? At December
31, 2007, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management - At December 31, 2007,
Demeter owned 78,219.762 Units of general partnership interest, representing a 1.05 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE


Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, MS&Co. (Morgan Stanley DW, through March 31, 2007) received commodity brokerage fees (paid and accrued by the Partnership) of $7,691,517 for the year ended December 31, 2007.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. (Morgan Stanley DW, through March 31, 2007), on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2007.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit
       of the Partnership?s Financial Statements and review of the
Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,479 for the year ended December 31, 2007, and $46,441 for the year ended December 31, 2006.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2007 and 2006 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte &
       Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.


       PART IV
Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
   The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, are incorporated by reference to
   Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2007, 2006, and 2005.

-	Statements of Financial Condition, including the Schedules
of Investments, as of December 31, 2007 and 2006.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2007, 2006, and 2005.

	-  Notes to Financial Statements.


   With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual
   Report to Limited Partners for the year ended December 31, 2007, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
   No Financial Statement schedules are required to be filed with this report.

3. Exhibits
    For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-4.


      	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MORGAN STANLEY CHARTER ASPECT L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 27, 2008        BY:  /s/  Walter Davis
                                Walter Davis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    	  	  March 27, 2008
	  	Walter Davis, President

    /s/    Frank Zafran       	             		  March 27, 2008
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		  March 27, 2008
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		  March 27, 2008
	    	Harry Handler, Director

    /s/ 	Richard D. Gueren     		         		  March 27, 2008
	 	Richard D. Gueren, Director

    /s/	Michael P. McGrath	                 	  March 27, 2008
	  	Michael P. McGrath, Director

    /s/  	Andrew Saperstein	                 	  March 27, 2008
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	  March 27, 2008
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 	  March 27, 2008
	    	Christian Angstadt, Chief Financial Officer

       EXHIBIT INDEX

ITEM

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 2, 2007, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 11, 2007 and
to Pages S-116 ? S-118 of the Supplement dated December
17, 2007, to that Prospectus, filed with the Securities
and Exchange Commission pursuant to Rule 424(b)(3) under
the Securities and Exchange Act of 1933, as amended, on
December 19, 2007.
3.02	Certificate of Limited Partnership, dated March 1, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-71654) filed with the Securities and Exchange
Commission on November 12, 1993.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated October 11, 2000 (changing its name
from DWFCM International Access Fund L.P.), is
incorporated by reference to Exhibit 3.03 of the
Partnership?s Post-Effective Amendment No. 1 to the
Registration Statement on Form S-1 (File No. 333-41684)
filed with the Securities and Exchange Commission on
March 30, 2001.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Charter DWFCM L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated October 16, 2006 (changing its name
from Morgan Stanley Charter MSFCM L.P.), is incorporated
by reference to Exhibit 3.05 of the Partnership?s Form
8-K (File No. 0-26282) filed with the Securities and
Exchange Commission on October 19, 2006.
10.01	Management Agreement among the Partnership, Demeter, and
Aspect Capital Limited, dated as of October 16, 2006, is
incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on October 19, 2006.
10.01(a)	Amendment No. 1 to Management Agreement among the
Partnership, Demeter, and Aspect Capital Limited, dated
as of December 20, 2006, is  incorporated by reference to
Exhibit 10.01(a) of the Partnership?s Form 8-K (File No.
0-26282) filed with the Securities and Exchange
Commission on December 21, 2006.
10.01(b)	Amendment No. 2 to Management Agreement among the
Partnership, Demeter, and Aspect Capital Limited, dated
as of January 29, 2007, is  incorporated by reference to
Exhibit 10.01(b) of the Partnership?s Form 8-K (File No.
0-26282) filed with the Securities and Exchange
Commission on February 2, 2007.
10.01(c)	Amendment No. 3 to Management Agreement among the
Partnership, Demeter, and Aspect Capital Limited, dated
as of October 9, 2007, is  incorporated by reference to
Exhibit 10.01(c) of the Partnership?s Form 8-K (File No.
0-26282) filed with the Securities and Exchange
Commission on October 15, 2007.
10.05	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Pages S-120 ? S-125 of the
Supplement dated December 17, 2007, to the Partnership?s
Prospectus filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on December 19, 2007.
10.06	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-26282) filed with
the Securities and Exchange Commission on November 6,
2001.
10.06(a)	Amendment No. 1 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc. is incorporated by
reference to Exhibit 10.06(a) of the Partnership?s Form
10-Q (File No. 0-26282) filed with the Securities and
Exchange Commission on November 14, 2005.
10.06(b)	Amendment No. 2 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is incorporated by reference to Exhibit 10.06(b) of
the Partnership?s Form 10-Q (File No. 0-26282) filed with
the Securities and Exchange Commission on August 10,
2005.
10.07	Commodity Futures Customer Agreement between MS&Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26282) filed with the Securities and Exchange
Commission on November 6, 2001.
10.08	Customer Agreement between the Partnership and MSIP,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26282) filed with the Securities and Exchange Commission
on November 6, 2001.
10.09	Foreign Exchange and Options Master Agreement between
MS&Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.
10.10	Escrow Agreement, dated as of July 25, 2007, among The
Bank of New York, Demeter, and Morgan Stanley & Co.
Incorporated is incorporated by reference to Exhibit
10.10 of the Partnership?s Form 8-K (File No. 0-26282)
filed with the Securities and Exchange Commission on July
31, 2007.
10.11	Form of Subscription Agreement Update Form is
incorporated by reference to Pages S-132 ? S-133 of the
Supplement dated December 17, 2007, to the Partnership?s
Prospectus filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on December 19, 2007.
10.12	Securities Account Control Agreement among the
Partnership and MS&Co. dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 8-K (File No. 0-26282) filed with the
Securities and Exchange Commission on November 6, 2001.
13.01	December 31, 2007, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
E-3

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                 Charter Series
  December 31, 2007
  Annual Report


    [LOGO]

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                              INCEPTION-
                                                                                                               TO-DATE
                   1994    1995 1996 1997 1998   1999    2000  2001    2002   2003  2004   2005  2006   2007    RETURN
FUND                %       %    %    %    %      %       %     %       %      %     %      %     %      %        %
-------------------------------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --    --    (4.2)   16.3   3.9   9.7    3.1  (15.0)   11.3
                                                                     (3 mos.)
-------------------------------------------------------------------------------------------------------------------------
Charter Aspect..   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1) (5.6) (19.6) 10.5   4.4     81.4
                 (10 mos.)
-------------------------------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1   1.3  (16.1)  4.6   13.2    120.2
                                               (10 mos.)
-------------------------------------------------------------------------------------------------------------------------
Charter WCM.....    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6) (5.3) (0.6)  (2.4)  10.4    12.7
                                               (10 mos.)
-------------------------------------------------------------------------------------------------------------------------

                  COMPOUND
                 ANNUALIZED
                   RETURN
FUND                 %
---------------------------
Charter Campbell    2.1

---------------------------
Charter Aspect..    4.4

---------------------------
Charter Graham..    9.3

---------------------------
Charter WCM.....    1.4

---------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2007

Dear Limited Partner:
  This marks the sixth annual report for Morgan Stanley Charter Campbell L.P., the fourteenth annual report for Morgan Stanley Charter Aspect L.P., and the ninth annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter WCM L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Funds") as of December 31, 2007 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $11.13  -15.0%
                        --------------------------------
                        Charter Aspect   $18.14    4.4%
                        --------------------------------
                        Charter Graham   $22.02   13.2%
                        --------------------------------
                        Charter WCM      $11.27   10.4%
                        --------------------------------

  Since its inception in October 2002, Charter Campbell has returned 11.3% (a compound annualized return of 2.1%). Since its inception in March 1994, Charter Aspect has returned 81.4% (a compound annualized return of 4.4%). Since their inception in March 1999, Charter Graham has returned 120.2% (a compound annualized return of 9.3%) and Charter WCM has returned 12.7% (a compound annualized return of 1.4%).

  Detailed performance information for each Fund is located in the body of the financial report. (Note: all returns are net of all fees). For each Fund, we provide a chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, NY 10036, or your Morgan Stanley Financial Advisor.

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

 This report is based on information from multiple sources and Morgan Stanley makes no representation as to the accuracy or completeness of information from sources outside of Morgan Stanley.

                      This page intentionally left blank.

MORGAN STANLEY CHARTER CAMPBELL L.P.

                         [CHART]

                Year ended December 31, 2007
               ------------------------------
Currencies              -7.21%
Interest Rates           0.81%
Stock Indices           -2.42%
Energies                -1.78%
Metals                  -0.63%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were incurred in the currency markets, primarily during February, March, and May from short positions in the Australian dollar and the Canadian dollar versus the U.S. dollar as the value of these "commodity currencies" increased relative to the U.S. dollar in the wake of consistently rising commodity prices. Additional losses were experienced in July, August, November, and December from newly established long positions in the Canadian dollar, Australian dollar, and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its major rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Further losses were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against the U.S. dollar during February, March, July, and August when traders reduced "carry trade" positions after the sell-off in the global equity markets led investors to trim "riskier" assets funded by loans in Japan. Finally, losses were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed higher against the U.S. dollar following news that the Japanese economy had expanded more than economists forecast during the third quarter.

MORGAN STANLEY CHARTER CAMPBELL L.P.

.. Within the global stock index sector, losses were incurred primarily during July, August, and November from long positions in Japanese, U.S., and Taiwanese equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices might pull the global economy into a recession. These concerns heightened following news that U.S. policy makers expected U.S. growth to "slow noticeably" in the fourth quarter and remain "sluggish" in the first half of 2008.

.. Additional losses were experienced within the energy markets, primarily during January, from long futures positions in crude oil and its related products as prices declined on skepticism that OPEC would cut production as much as originally pledged. During June, September, October, and November, newly established short futures positions in crude oil and its related products resulted in losses as prices moved higher due to persistent concerns that instability in Iraq and tension regarding Iran's nuclear program might negatively affect global supply.

.. Smaller losses were experienced within the metals sector, primarily during March, May, August, and November, from long positions in copper and zinc futures as prices declined following news that China might raise export taxes for base metals, while rising production and inventories might create a global surplus. In addition, base metals prices moved lower amid speculation that a persistent U.S. housing slump and a slowing global economy might reduce demand for raw materials.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Within the global interest rate sector, trading gains were recorded primarily during January, May, and June from short positions in European fixed-income futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in the United Kingdom, which reduced demand for the "safe haven" of fixed-income investments. Additional gains were recorded during November from newly established long positions in European and Japanese fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that these respective central banks might need to reduce borrowing costs in response to widespread fears of an economic decline.

MORGAN STANLEY CHARTER ASPECT L.P.

                         [CHART]

                    Year ended December 31, 2007
                    ----------------------------
Currencies                    2.39%
Interest Rates                2.69%
Stock Indices                -1.34%
Energies                      4.98%
Metals                       -1.22%
Agriculturals                 1.93%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the energy markets, primarily during July, September, October, and December, from long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension regarding Iran's nuclear program might negatively affect global supply. In addition, energy prices increased due to continued weakness in the value of the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.

.. Within the global interest rate markets, gains were experienced primarily during January, March, April, May, and June from short positions in Australian, European, and U.S. interest rate futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in Australia, the United Kingdom, and the United States, which reduced demand for the "safe haven" of fixed-income investments. As such, prices were also pulled lower on investor belief that these respective central banks might need to raise interest rates to curb inflation. Further gains were recorded during November from newly established long positions in British and U.S. fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that the U.S. Federal Reserve and Bank of England might need to reduce borrowing costs in response to widespread fears of an economic decline.

MORGAN STANLEY CHARTER ASPECT L.P.

.. Additional gains were recorded in the currency sector primarily during January, March, April, and June from short positions in the U.S. dollar versus most of its major rivals, notably the euro, British pound, Canadian dollar, Australian dollar, and New Zealand dollar as the value of the U.S. dollar declined relative to these currencies amid news that foreign central banks had diversified their currency holdings to non-U.S. dollar-denominated assets and fears that an economic slowdown in the United States might lead the U.S. Federal Reserve to lower interest rates. Meanwhile, the value of the Canadian dollar, Australian dollar, and New Zealand dollar, also known as the "commodity currencies", moved higher in the wake of consistently rising commodity prices. During October, the value of the U.S. dollar continued to decline against the aforementioned currencies amid investor sentiment that the U.S. Federal Reserve might need to continue reducing interest rates in order to prevent the U.S. economy from slowing.

.. Smaller gains were recorded in the agricultural complex, primarily during September, November, and December, from long futures positions in the soybean complex as prices increased in September on concerns that hot, dry weather in U.S. growing regions might have damaged crops. During November, futures prices of the soybean complex moved higher due to increased purchases from China, higher energy prices, and dwindling U.S. supplies. Further gains were experienced during December as prices continued to move higher amid speculation that the rising cost of oil might boost demand for alternative biofuels made from crops. Elsewhere, long positions in wheat futures resulted in gains as prices increased during September amid persistently strong international demand and fears of a shortage in supply.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Within the global stock index sector, trading losses were incurred, primarily during February and March, from long positions in European and U.S. equity index futures as prices reversed sharply lower after former U.S. Federal Reserve Chairman Alan Greenspan indicated the U.S. economy could be headed for a recession. In addition, prices moved lower after worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Additional losses were recorded during July, August, November, and December from long positions in U.S. and European equity index futures as prices decreased on persistent concerns that a collapsing U.S. sub-prime mortgage market and declining U.S. real estate prices might pull the global economy into a recession.

.. Smaller losses were recorded within the metals sector, primarily during January and May, from long positions in aluminum, zinc, and copper futures as prices declined after the Chinese government announced that it might raise export taxes for base metals, as well as on speculation that rising production and inventories might create a global surplus. Additional losses were experienced during August from long futures positions in silver as prices moved lower amid strength in the value of the U.S. dollar. Finally, long positions in copper futures resulted in losses during November as prices reversed lower due to rising inventories and concerns that demand for base metals might continue to slow after the U.S. Federal Reserve trimmed its economic growth forecast for 2008.

MORGAN STANLEY CHARTER GRAHAM L.P.

                          [CHART]

                           Year ended December 31, 2007
                           ----------------------------
Currencies                         6.96%
Interest Rates                     8.16%
Stock Indices                      0.63%
Energies                           1.25%
Metals                            -0.92%
Agriculturals                      0.31%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global interest rate sector primarily during January, April, May, and June from short positions in European and U.S. interest rate futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in the United Kingdom and the United States, which reduced demand for the "safe haven" of fixed-income investments. Further gains were recorded during November from newly established long positions in European and U.S. fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that the U.S. Federal Reserve and Bank of England might need to reduce borrowing costs in response to widespread fears of an economic decline.

.. Within the currency sector, gains were experienced primarily during April, May, and June from short positions in the U.S. dollar versus most of its major rivals, notably the Turkish lira, Brazilian real, euro, and Canadian dollar, as the value of the U.S. dollar declined relative to these currencies amid news that foreign central banks had diversified their currency holdings to non-U.S. dollar-denominated assets and fears that an economic slowdown in the United States might lead the U.S. Federal Reserve to lower interest rates. Meanwhile, the value of the Canadian dollar, also known as a "commodity currency", moved higher in the wake of consistently rising commodity prices. During September and October, the value of the U.S. dollar continued to decline against the aforementioned currencies leading up to and after the U.S. Federal Reserve's decision to reduce its benchmark interest rate to 4.5%, as well as on indications for further rate reductions in the near term.

MORGAN STANLEY CHARTER GRAHAM L.P.

.. Within the energy markets, gains were experienced primarily during June, July, September, October, and December from long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension regarding Iran's nuclear program might negatively affect global supply. In addition, energy prices increased due to continued weakness in the value of the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.

.. Additional gains were recorded within the global stock index sector primarily during January, April, and May from long positions in German and Hong Kong equity index futures as prices increased on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. In addition, Hong Kong equity index futures prices increased in September amid strength in the technology sector.

.. Smaller gains were recorded in the agricultural markets primarily during February, August, and September from long futures positions in the soybean complex as prices increased amid news of persistent demand and concerns that hot, dry weather in U.S. growing regions might have damaged crops. Further gains were experienced during December as prices continued to move higher amid speculation that the rising cost of oil might boost demand for alternative biofuels made from crops. Elsewhere, long positions in wheat futures resulted in gains as prices increased during September due to persistently strong international demand and fears of a shortage in supply.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Within the metals sector, trading losses were incurred primarily during January, February, and May from long positions in copper, aluminum, and zinc futures as prices declined following news that the Chinese government might raise export taxes for base metals, while rising production and inventories might create a global surplus. Additional losses were experienced during November from both short and long futures positions in copper as prices moved without consistent direction due to conflicting data regarding supply and demand.

MORGAN STANLEY CHARTER WCM L.P.

                         [CHART]

                 Year ended December 31, 2007
                 ----------------------------
Currencies                 4.64%
Interest Rates             3.98%
Stock Indices              0.55%
Energies                   2.38%
Metals                     0.19%
Agriculturals              3.66%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the currency sector primarily during January, April, and June from short positions in the U.S. dollar versus most of its major rivals, notably the euro, Canadian dollar, Australian dollar, Brazilian real, and New Zealand dollar, as the value of the U.S. dollar declined relative to these currencies amid news that foreign central banks had diversified their currency holdings to non-U.S. dollar-denominated assets and fears that an economic slowdown in the United States might lead the U.S. Federal Reserve to lower interest rates. Meanwhile, the value of the Canadian dollar, Australian dollar, and New Zealand dollar, also known as the "commodity currencies", moved higher in the wake of consistently rising commodity prices. During September and October, the value of the U.S. dollar continued to decline against the aforementioned currencies leading up to and after the U.S. Federal Reserve's decision to reduce its benchmark interest rate to 4.5%, as well as on indications for further rate reductions in the near term, thereby resulting in further gains.

.. Within the global interest rate sector, gains were experienced primarily during January, April, May, and June from short positions in British and U.S. interest rate futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in the United Kingdom and the United States, which reduced demand for the "safe haven" of fixed-income investments. Further gains were recorded during August and November from newly established long positions in U.S., British, and Japanese fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that these respective central banks might need to reduce borrowing costs in response to widespread fears of a global economic decline.

MORGAN STANLEY CHARTER WCM L.P.

.. Within the agricultural markets, gains were recorded primarily during May, June, August, September, and November from long futures positions in the soybean complex as prices increased amid persistent global demand and concerns that hot, dry weather in U.S. growing regions might reduce U.S. supplies. During November, futures prices of the soybean complex moved higher due to increased purchases from China, higher energy prices, and dwindling U.S. supplies. Further gains were experienced during December as prices continued to move higher amid speculation that the rising cost of oil might boost demand for alternative biofuels made from crops. Elsewhere, long positions in wheat futures resulted in gains as prices increased during September amid persistently strong international demand and fears of a shortage in supply.

.. Within the energy markets, gains were experienced during January from short futures positions in crude oil and its related products as prices declined on skepticism that OPEC would cut production as much as originally pledged. Additional gains were recorded during September, October, November, and December from newly established long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension regarding Iran's nuclear program might negatively affect global supply. In addition, energy prices increased due to continued weakness in the value of the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.

.. Additional gains were experienced within the global stock index sector primarily during January, April, and May from long positions in German and Hong Kong equity index futures as prices increased on continued optimism about the future of the global economy, as well as strong corporate earnings, and increased merger and acquisition activity. In addition, Hong Kong equity index futures prices increased in September and October amid strength in the technology sector, thereby resulting in further gains from long futures positions.

.. Smaller gains were recorded within the metals sector, primarily during February, April, September, October, and December, from long futures positions in gold as prices moved higher due to a decline in the value of the U.S. dollar and uncertainty regarding the future direction of the global economy.

MORGAN STANLEY CHARTER SERIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2007.

  Deloitte & Touche LLP, the Partnerships' independent registered public accounting firm, has issued an audit report on the Partnerships' internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnerships' internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

/s/ Walter J. Davis

Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 20, 2008

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P.:

  We have audited the internal control over financial reporting of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (collectively, the "Partnerships") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  In our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007, of the Partnerships and our report dated March 20, 2008, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P.:

  We have audited the accompanying statements of financial condition of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. at December 31, 2007 and 2006, and the results of their operations, changes in partners' capital, and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnerships modified their classification of cash within the statements of financial condition and cash flows and modified their presentation of options within the statements of financial condition to conform to 2007 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2008, expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                        ------------------------
                                                            2007         2006
                                                        -----------  -----------
                                                             $            $
                                     ASSETS
Trading Equity:
 Unrestricted cash                                      261,151,086  354,629,882
 Restricted cash                                         24,139,711   38,619,693
                                                        -----------  -----------
   Total Cash                                           285,290,797  393,249,575
                                                        -----------  -----------
 Net unrealized gain (loss) on open contracts (MSIP)         42,048     (205,700)
 Net unrealized gain (loss) on open contracts (MS&Co.)   (4,690,428)  23,841,126
                                                        -----------  -----------
   Total net unrealized gain (loss) on open contracts    (4,648,380)  23,635,426
                                                        -----------  -----------

Options purchased (proceeds paid $566,281 and
 $294,351, respectively)                                    425,159      339,299
                                                        -----------  -----------
   Total Trading Equity                                 281,067,576  417,224,300
Interest receivable (MS&Co.)                                842,283    1,680,668
                                                        -----------  -----------
   Total Assets                                         281,909,859  418,904,968
                                                        ===========  ===========
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                      10,555,801    8,950,399
Accrued brokerage fees (MS&Co.)                           1,430,423    1,930,134
Accrued management fees                                     631,770      852,475
Options written (premiums received $317,779 and
 $169,094, respectively)                                    185,984      139,915
                                                        -----------  -----------
   Total Liabilities                                     12,803,978   11,872,923
                                                        -----------  -----------
PARTNERS' CAPITAL
Limited Partners (23,905,166.681 and
 30,763,739.696 Units, respectively)                    266,111,229  402,578,194
General Partner (269,014.055 and
 340,349.055 Units, respectively)                         2,994,652    4,453,851
                                                        -----------  -----------
   Total Partners' Capital                              269,105,881  407,032,045
                                                        -----------  -----------
   Total Liabilities and Partners' Capital              281,909,859  418,904,968
                                                        ===========  ===========
NET ASSET VALUE PER UNIT                                      11.13        13.09
                                                        ===========  ===========

STATEMENTS OF OPERATIONS

                                      FOR THE YEARS ENDED DECEMBER 31,
                               ----------------------------------------------
                                    2007            2006            2005
                               --------------  --------------  --------------
                                      $               $               $
 INVESTMENT INCOME
  Interest income (MS&Co.)         15,890,523      19,614,906       9,391,904
                               --------------  --------------  --------------

 EXPENSES
  Brokerage fees (MS&Co.)          21,204,593      24,753,539      20,072,049
  Management fees                   9,365,362      10,932,810       8,702,588
                               --------------  --------------  --------------
    Total Expenses                 30,569,955      35,686,349      28,774,637
                               --------------  --------------  --------------

 NET INVESTMENT LOSS              (14,679,432)    (16,071,443)    (19,382,733)
                               --------------  --------------  --------------

 TRADING RESULTS
 Trading profit (loss):
  Realized                        (10,880,890)    (11,170,042)     63,703,297
  Net change in unrealized        (28,367,260)     36,660,019     (11,953,244)
                               --------------  --------------  --------------
    Total Trading Results         (39,248,150)     25,489,977      51,750,053
                               --------------  --------------  --------------

 NET INCOME (LOSS)                (53,927,582)      9,418,534      32,367,320
                               ==============  ==============  ==============

 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                 (53,333,596)      9,310,154      32,018,766
 General Partner                     (593,986)        108,380         348,554

 NET INCOME (LOSS) PER UNIT:
 Limited Partners                       (1.96)           0.39            1.12
 General Partner                        (1.96)           0.39            1.12

                                    UNITS           UNITS           UNITS
                               --------------  --------------  --------------
 WEIGHTED AVERAGE NUMBER
  OF UNITS OUTSTANDING         28,036,317.381  32,873,436.594  27,702,263.372

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      -----------------------
                                                         2007         2006
                                                      ----------- -----------
                                                          $            $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                   113,780,309 109,217,402
  Restricted cash                                      14,032,075  13,418,522
                                                      ----------- -----------
    Total Cash                                        127,812,384 122,635,924
                                                      ----------- -----------
  Net unrealized gain on open contracts (MS&Co.)        4,686,052   5,039,041
  Net unrealized gain (loss) on open contracts (MSIP)     378,054    (240,275)
                                                      ----------- -----------
    Total net unrealized gain on open contracts         5,064,106   4,798,766
                                                      ----------- -----------
    Total Trading Equity                              132,876,490 127,434,690
 Subscriptions receivable                               4,909,605   2,103,254
 Interest receivable (MS&Co.)                             363,233     484,328
                                                      ----------- -----------
    Total Assets                                      138,149,328 130,022,272
                                                      =========== ===========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    1,559,031   4,093,636
 Accrued brokerage fees (MS&Co.)                          643,677     607,673
 Accrued management fees                                  214,559     202,558
 Incentive fee payable                                    --        1,017,989
                                                      ----------- -----------
    Total Liabilities                                   2,417,267   5,921,856
                                                      ----------- -----------
 PARTNERS' CAPITAL
 Limited Partners (7,403,580.738 and
  7,064,097.616 Units, respectively)                  134,313,027 122,749,550
 General Partner (78,219.762 and
  77,740.841 Units, respectively)                       1,419,034   1,350,866
                                                      ----------- -----------
    Total Partners' Capital                           135,732,061 124,100,416
                                                      ----------- -----------
    Total Liabilities and Partners' Capital           138,149,328 130,022,272
                                                      =========== ===========
 NET ASSET VALUE PER UNIT                                   18.14       17.38
                                                      =========== ===========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------------------
                                         2007           2006            2005
                                     -------------  -------------  --------------
                                           $              $               $
INVESTMENT INCOME
 Interest income (MS&Co.)                5,744,437      6,351,353       5,375,673
                                     -------------  -------------  --------------
EXPENSES
 Brokerage fees (MS&Co.)                 7,691,517      6,530,451      11,086,249
 Management fees                         2,563,840      2,176,817       3,612,872
 Incentive fees                          1,522,184      1,017,989        --
                                     -------------  -------------  --------------
   Total Expenses                       11,777,541      9,725,257      14,699,121
                                     -------------  -------------  --------------
NET INVESTMENT LOSS                     (6,033,104)    (3,373,904)     (9,323,448)
                                     -------------  -------------  --------------
TRADING RESULTS
Trading profit (loss):
 Realized                               11,541,699     20,452,188     (29,379,015)
 Net change in unrealized                  265,340     (2,621,922)     (5,603,030)
                                     -------------  -------------  --------------
                                        11,807,039     17,830,266     (34,982,045)
 Proceeds from Litigation Settlement       --             --                3,661
                                     -------------  -------------  --------------
   Total Trading Results                11,807,039     17,830,266     (34,978,384)
                                     -------------  -------------  --------------
NET INCOME (LOSS)                        5,773,935     14,456,362     (44,301,832)
                                     =============  =============  ==============
NET INCOME (LOSS) ALLOCATION:
Limited Partners                         5,706,008     14,299,103     (43,833,268)
General Partner                             67,927        157,259        (468,564)
NET INCOME (LOSS) PER UNIT:
Limited Partners                              0.76           1.65           (3.83)
General Partner                               0.76           1.65           (3.83)

                                         UNITS          UNITS           UNITS
                                     -------------  -------------  --------------
WEIGHTED AVERAGE NUMBER
 OF UNITS OUTSTANDING                7,366,524.555  8,031,729.450  10,781,393.061

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                        ------------------------
                                                            2007         2006
                                                        -----------  -----------
                                                             $            $
                              ASSETS
Trading Equity:
 Unrestricted cash                                      428,483,746  360,856,363
 Restricted cash                                         11,795,125   56,145,197
                                                        -----------  -----------
   Total Cash                                           440,278,871  417,001,560
                                                        -----------  -----------

 Net unrealized gain (loss) on open contracts (MSIP)         64,122     (314,794)
 Net unrealized gain (loss) on open contracts (MS&Co.)     (269,587)  12,852,858
                                                        -----------  -----------
   Total net unrealized gain (loss) on open contracts      (205,465)  12,538,064
                                                        -----------  -----------
   Total Trading Equity                                 440,073,406  429,539,624
Subscriptions receivable                                  6,032,184    3,317,475
Interest receivable (MS&Co.)                              1,136,385    1,824,393
                                                        -----------  -----------
   Total Assets                                         447,241,975  434,681,492
                                                        ===========  ===========

                 LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       3,952,743   11,873,932
Accrued brokerage fees (MS&Co.)                           2,261,439    2,123,827
Accrued management fees                                     753,813      707,942
                                                        -----------  -----------
   Total Liabilities                                      6,967,995   14,705,701
                                                        -----------  -----------
PARTNERS' CAPITAL
Limited Partners (19,771,249.924 and
 21,346,676.377 Units, respectively)                    435,434,673  415,478,418
General Partner (219,732.501 and
 231,068.501 Units, respectively)                         4,839,307    4,497,373
                                                        -----------  -----------
   Total Partners' Capital                              440,273,980  419,975,791
                                                        -----------  -----------
   Total Liabilities and Partners' Capital              447,241,975  434,681,492
                                                        ===========  ===========
NET ASSET VALUE PER UNIT                                      22.02        19.46
                                                        ===========  ===========

STATEMENTS OF OPERATIONS


                                      FOR THE YEARS ENDED DECEMBER 31,
                               ----------------------------------------------
                                    2007            2006            2005
                               --------------  --------------  --------------
                                      $               $               $
 INVESTMENT INCOME
  Interest income (MS&Co.)         18,458,473      19,833,324      12,691,490
                               --------------  --------------  --------------

 EXPENSES
  Brokerage fees (MS&Co.)          25,051,583      25,529,062      26,821,717
  Management fees                   8,350,531       8,509,689       8,756,858
                               --------------  --------------  --------------
    Total Expenses                 33,402,114      34,038,751      35,578,575
                               --------------  --------------  --------------

 NET INVESTMENT LOSS              (14,943,641)    (14,205,427)    (22,887,085)
                               --------------  --------------  --------------

 TRADING RESULTS
 Trading profit (loss):
  Realized                         78,593,971      23,818,303     (57,942,853)
  Net change in unrealized        (12,743,529)      9,679,307       2,618,843
                               --------------  --------------  --------------
    Total Trading Results          65,850,442      33,497,610     (55,324,010)
                               --------------  --------------  --------------

 NET INCOME (LOSS)                 50,906,801      19,292,183     (78,211,095)
                               ==============  ==============  ==============

 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                  50,355,831      19,081,838     (77,357,066)
 General Partner                      550,970         210,345        (854,029)

 NET INCOME (LOSS) PER UNIT:
 Limited Partners                        2.56            0.86           (3.56)
 General Partner                         2.56            0.86           (3.56)

                                    UNITS           UNITS           UNITS
                               --------------  --------------  --------------
 WEIGHTED AVERAGE NUMBER
  OF UNITS OUTSTANDING         20,459,587.918  22,125,527.008  23,057,004.125

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF FINANCIAL CONDITION


                                                          DECEMBER 31,
                                                     ----------------------
                                                        2007        2006
                                                     ----------  ----------
                                                         $           $
                              ASSETS
    Trading Equity:
     Unrestricted cash                               72,376,602  35,032,684
     Restricted cash                                  6,848,850   6,797,768
                                                     ----------  ----------
       Total Cash                                    79,225,452  41,830,452
                                                     ----------  ----------

     Net unrealized gain on open contracts (MS&Co.)   1,340,211   1,298,984
     Net unrealized loss on open contracts (MSIP)      (242,371)   (204,195)
                                                     ----------  ----------
       Total net unrealized gain on open contracts    1,097,840   1,094,789
                                                     ----------  ----------
       Total Trading Equity                          80,323,292  42,925,241
    Subscriptions receivable                          4,554,302   3,743,732
    Interest receivable (MS&Co.)                        205,192     171,558
                                                     ----------  ----------
       Total Assets                                  85,082,786  46,840,531
                                                     ==========  ==========

                 LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                 745,064   2,204,674
    Accrued brokerage fees (MS&Co.)                     401,840     212,164
    Accrued management fees                             133,946      70,721
    Accrued incentive fee payable                        --          41,912
                                                     ----------  ----------
       Total Liabilities                              1,280,850   2,529,471
                                                     ----------  ----------
    PARTNERS' CAPITAL
    Limited Partners (7,355,246.125 and
     4,294,874.399 Units, respectively)              82,918,267  43,835,717
    General Partner (78,385.637 and
     46,572.535 Units, respectively)                    883,669     475,343
                                                     ----------  ----------
       Total Partners' Capital                       83,801,936  44,311,060
                                                     ----------  ----------
       Total Liabilities and Partners' Capital       85,082,786  46,840,531
                                                     ==========  ==========
    NET ASSET VALUE PER UNIT                              11.27       10.21
                                                     ==========  ==========

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------
                                     2007           2006           2005
                                 -------------  -------------  -------------
                                       $              $              $
   INVESTMENT INCOME
    Interest income (MS&Co.)         2,721,187      2,148,805      1,376,905
                                 -------------  -------------  -------------

   EXPENSES
    Brokerage fees (MS&Co.)          3,859,018      2,296,027      3,215,858
    Management fees                  1,286,341        765,342      1,048,673
    Incentive fees                     995,125         41,912        --
                                 -------------  -------------  -------------
      Total Expenses                 6,140,484      3,103,281      4,264,531
                                 -------------  -------------  -------------

   NET INVESTMENT LOSS              (3,419,297)      (954,476)    (2,887,626)
                                 -------------  -------------  -------------

   TRADING RESULTS
   Trading profit (loss):
    Realized                        11,055,850       (731,319)     4,735,942
    Net change in unrealized             3,051        708,969     (2,911,685)
                                 -------------  -------------  -------------
      Total Trading Results         11,058,901        (22,350)     1,824,257
                                 -------------  -------------  -------------

   NET INCOME (LOSS)                 7,639,604       (976,826)    (1,063,369)
                                 =============  =============  =============

   NET INCOME (LOSS) ALLOCATION:
   Limited Partners                  7,561,278       (966,683)    (1,059,720)
   General Partner                      78,326        (10,143)        (3,649)

   NET INCOME (LOSS) PER UNIT:
   Limited Partners                       1.06          (0.25)         (0.06)
   General Partner                        1.06          (0.25)         (0.06)

                                     UNITS          UNITS          UNITS
                                 -------------  -------------  -------------
   WEIGHTED AVERAGE NUMBER
    OF UNITS OUTSTANDING         6,281,449.679  4,228,142.814  5,248,657.757

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2004  23,787,288.049  272,588,976  2,911,738  275,500,714
    Offering of Units  12,577,705.709  150,307,643    950,000  151,257,643
    Net income               --         32,018,766    348,554   32,367,320
    Redemptions        (5,423,868.430) (66,061,364)     --     (66,061,364)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  30,941,125.328  388,854,021  4,210,292  393,064,313
    Offering of Units   6,727,952.165   86,512,830    360,000   86,872,830
    Net income               --          9,310,154    108,380    9,418,534
    Redemptions        (6,564,988.742) (82,098,811)  (224,821) (82,323,632)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  31,104,088.751  402,578,194  4,453,851  407,032,045
    Net loss                 --        (53,333,596)  (593,986) (53,927,582)
    Redemptions        (6,929,908.015) (83,133,369)  (865,213) (83,998,582)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007  24,174,180.736  266,111,229  2,994,652  269,105,881
                       ==============  ===========  =========  ===========

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2004  11,535,624.689  223,240,153  2,441,531  225,681,684
    Offering of Units   1,372,452.207   22,743,972      --      22,743,972
    Net loss                 --        (43,833,268)  (468,564) (44,301,832)
    Redemptions        (3,697,952.573) (58,861,660)  (375,859) (59,237,519)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005   9,210,124.323  143,289,197  1,597,108  144,886,305
    Offering of Units     863,480.025   14,587,304      --      14,587,304
    Net income               --         14,299,103    157,259   14,456,362
    Redemptions        (2,931,765.891) (49,426,054)  (403,501) (49,829,555)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006   7,141,838.457  122,749,550  1,350,866  124,100,416
    Offering of Units   1,749,693.684   30,467,524     80,000   30,547,524
    Net income               --          5,706,008     67,927    5,773,935
    Redemptions        (1,409,731.641) (24,610,055)   (79,759) (24,689,814)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007   7,481,800.500  134,313,027  1,419,034  135,732,061
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2004  21,497,776.200   471,290,914  5,146,964   476,437,878
   Offering of Units   6,774,055.862   126,736,962    480,000   127,216,962
   Net loss                 --         (77,357,066)  (854,029)  (78,211,095)
   Redemptions        (5,615,087.325) (103,859,020)  (263,246) (104,122,266)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  22,656,744.737   416,811,790  4,509,689   421,321,479
   Offering of Units   4,357,310.697    84,188,382      --       84,188,382
   Net income               --          19,081,838    210,345    19,292,183
   Redemptions        (5,436,310.556) (104,603,592)  (222,661) (104,826,253)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2006  21,577,744.878   415,478,418  4,497,373   419,975,791
   Offering of Units   2,648,660.176    54,876,900      --       54,876,900
   Net income               --          50,355,831    550,970    50,906,801
   Redemptions        (4,235,422.629)  (85,276,476)  (209,036)  (85,485,512)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2007  19,990,982.425   435,434,673  4,839,307   440,273,980
                      ==============  ============  =========  ============

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------  -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2004   5,760,547.025   59,881,786   706,754   60,588,540
     Offering of Units     589,614.840    5,806,303     --       5,806,303
     Net loss                 --         (1,059,720)   (3,649)  (1,063,369)
     Redemptions        (1,938,675.321) (19,003,244) (196,689) (19,199,933)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2005   4,411,486.544   45,625,125   506,416   46,131,541
     Offering of Units   1,273,546.608   13,270,384    50,000   13,320,384
     Net loss                 --           (966,683)  (10,143)    (976,826)
     Redemptions        (1,343,586.218) (14,093,109)  (70,930) (14,164,039)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2006   4,341,446.934   43,835,717   475,343   44,311,060
     Offering of Units   4,185,306.181   42,984,801   330,000   43,314,801
     Net income               --          7,561,278    78,326    7,639,604
     Redemptions        (1,093,121.353) (11,463,529)    --     (11,463,529)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2007   7,433,631.762   82,918,267   883,669   83,801,936
                        ==============  ===========  ========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2007         2006         2005
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                    (53,927,582)   9,418,534   32,367,320
  Noncash item included in net
   income (loss):
    Net change in unrealized            28,367,260  (36,660,019)  11,953,244
  (Increase) decrease in operating
   assets:
    Restricted cash                     14,479,982   14,834,038  (25,358,484)
    Net option premiums                   (123,245)    (125,257)      --
    Interest receivable (MS&Co.)           838,385     (543,846)    (699,562)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees (MS&Co.)       (499,711)     (49,809)     607,474
    Accrued management fees               (220,705)     (22,000)     292,549
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                (11,085,616) (13,148,359)  19,162,541
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units      --      100,627,569  151,835,689
  Cash paid for redemptions of Units   (82,393,180) (78,088,412) (64,666,231)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                (82,393,180)  22,539,157   87,169,458
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                   (93,478,796)   9,390,798  106,331,999
  Unrestricted cash at beginning
   of period                           354,629,882  345,239,084  238,907,085
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   261,151,086  354,629,882  345,239,084
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2007         2006         2005
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                      5,773,935   14,456,362  (44,301,832)
  Noncash item included in net
   income (loss):
    Net change in unrealized              (265,340)   2,621,922    5,603,030
  (Increase) decrease in operating
   assets:
    Restricted cash                       (613,553)  (1,731,359)  10,908,773
    Interest receivable (MS&Co.)           121,095        2,447     (142,089)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees (MS&Co.)         36,004     (156,405)    (365,305)
    Accrued management fees                 12,001      (52,135)    (106,710)
    Accrued incentive fee               (1,017,989)   1,017,989       --
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                  4,046,153   16,158,821  (28,404,133)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units  27,741,173   13,509,630   26,817,698
  Cash paid for redemptions of Units   (27,224,419) (50,752,969) (58,958,439)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                    516,754  (37,243,339) (32,140,741)
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                     4,562,907  (21,084,518) (60,544,874)
  Unrestricted cash at beginning
   of period                           109,217,402  130,301,920  190,846,794
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   113,780,309  109,217,402  130,301,920
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                           2007         2006          2005
                                       -----------  ------------  -----------
                                            $            $             $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                     50,906,801    19,292,183  (78,211,095)
  Noncash item included in net
   income (loss):
    Net change in unrealized            12,743,529    (9,679,307)  (2,618,843)
  (Increase) decrease in operating
   assets:
    Restricted cash                     44,350,072   (26,297,125)  62,712,783
    Interest receivable (MS&Co.)           688,008      (493,263)    (552,167)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees (MS&Co.)        137,612       (70,688)    (141,612)
    Accrued management fees                 45,871       (23,563)     (16,055)
                                       -----------  ------------  -----------
  Net cash provided by (used for)
   operating activities                108,871,893   (17,271,763) (18,826,989)
                                       -----------  ------------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units  52,162,191    89,829,892  133,523,099
  Cash paid for redemptions of Units   (93,406,701) (108,265,689) (94,800,218)
                                       -----------  ------------  -----------
  Net cash provided by (used for)
   financing activities                (41,244,510)  (18,435,797)  38,722,881
                                       -----------  ------------  -----------

  Net increase (decrease) in
   unrestricted cash                    67,627,383   (35,707,560)  19,895,892
  Unrestricted cash at beginning
   of period                           360,856,363   396,563,923  376,668,031
                                       -----------  ------------  -----------

  Unrestricted cash at end of period   428,483,746   360,856,363  396,563,923
                                       ===========  ============  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2007         2006         2005
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                          7,639,604     (976,826)  (1,063,369)
Noncash item included in net
 income (loss):
  Net change in unrealized                    (3,051)    (708,969)   2,911,685
(Increase) decrease in operating assets:
  Restricted cash                            (51,082)   1,480,693   (2,915,681)
  Interest receivable (MS&Co.)               (33,634)     (33,626)     (45,889)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)            189,676      (23,917)     (79,350)
  Accrued management fees                     63,225       (7,973)     (22,244)
  Accrued incentive fees                     (41,912)      41,912       --
                                         -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                      7,762,826     (228,706)  (1,214,848)
                                         -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units      42,504,231    9,845,502    6,637,841
Cash paid for redemptions of Units       (12,923,139) (13,193,605) (19,655,621)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 financing activities                     29,581,092   (3,348,103) (13,017,780)
                                         -----------  -----------  -----------

Net increase (decrease) in
 unrestricted cash                        37,343,918   (3,576,809) (14,232,628)`
Unrestricted cash at beginning
 of period                                35,032,684   38,609,493   52,842,121
                                         -----------  -----------  -----------

Unrestricted cash at end of period        72,376,602   35,032,684   38,609,493
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $269,105,881        $              %              $               %             $
       Commodity                               935,918         0.35          (478,491)       (0.18)         457,427
       Equity                                  815,999         0.30            12,433         0.01          828,432
       Foreign currency                     (6,222,055)       (2.31)          904,438         0.34       (5,317,617)
       Interest rate                           687,429         0.25          (260,170)       (0.10)         427,259
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                       (3,782,709)       (1.41)          178,210         0.07       (3,604,499)
                                            ==========        =====        ==========        =====
        Unrealized Currency Loss                                                                         (1,053,208)
                                                                                                         ----------
        Total Net Unrealized Loss                                                                        (4,657,707)
                                                                                                         ==========

2006 PARTNERSHIP NET ASSETS: $407,032,045
       Commodity                            (3,998,724)       (0.98)         (154,300)       (0.04)      (4,153,024)
       Equity                                4,657,094         1.14            --              --         4,657,094
       Foreign currency                     (2,899,408)       (0.71)       16,812,492         4.13       13,913,084
       Interest rate                          (429,351)       (0.11)       10,622,441         2.61       10,193,090
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                       (2,670,389)       (0.66)       27,280,633         6.70       24,610,244
                                            ==========        =====        ==========        =====
        Unrealized Currency Loss                                                                           (900,691)
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        23,709,553
                                                                                                         ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                              LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                  GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            -   --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $135,732,061            $              %              $               %             $
       Commodity                                 2,994,888         2.21          261,616          0.19       3,256,504
       Equity                                       84,465         0.06           (3,274)           --          81,191
       Foreign currency                           (351,606)       (0.26)        (238,458)        (0.18)       (590,064)
       Interest rate                             1,502,065         1.11          510,676          0.38       2,012,741
                                                 ---------        -----        ---------         -----       ---------
         Grand Total:                            4,229,812         3.12          530,560          0.39       4,760,372
                                                 =========        =====        =========         =====
        Unrealized Currency Gain                                                                               303,734
                                                                                                             ---------
        Total Net Unrealized Gain                                                                            5,064,106
                                                                                                             =========

2006 PARTNERSHIP NET ASSETS: $124,100,416
       Commodity                                  (387,481)       (0.31)       1,895,345          1.53       1,507,864
       Equity                                      695,962         0.56            --              --          695,962
       Foreign currency                          1,204,942         0.97          597,818          0.48       1,802,760
       Interest rate                              (137,111)       (0.11)         922,709          0.74         785,598
                                                 ---------        -----        ---------         -----       ---------
         Grand Total:                            1,376,312         1.11        3,415,872          2.75       4,792,184
                                                 =========        =====        =========         =====
        Unrealized Currency Gain                                                                                 6,582
                                                                                                             ---------
        Total Net Unrealized Gain                                                                            4,798,766
                                                                                                             =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $440,273,980        $              %              $               %             $
       Commodity                             1,186,484         0.27          (118,001)       (0.03)       1,068,483
       Equity                                 (102,031)       (0.02)          (23,945)       (0.01)        (125,976)
       Foreign currency                     (1,534,962)       (0.34)         (914,641)       (0.21)      (2,449,603)
       Interest rate                           381,109         0.08          (597,710)       (0.13)        (216,601)
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                          (69,400)       (0.01)       (1,654,297)       (0.38)      (1,723,697)
                                            ==========        =====        ==========        =====
        Unrealized Currency Gain                                                                          1,518,232
                                                                                                         ----------
        Total Net Unrealized Loss                                                                          (205,465)
                                                                                                         ==========

2006 PARTNERSHIP NET ASSETS: $419,975,791
       Commodity                                79,650         0.02           680,903         0.16          760,553
       Equity                                3,642,736         0.87            --              --         3,642,736
       Foreign currency                      5,610,658         1.34           642,240         0.15        6,252,898
       Interest rate                        (3,101,026)       (0.75)        4,738,934         1.13        1,637,908
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                        6,232,018         1.48         6,062,077         1.44       12,294,095
                                            ==========        =====        ==========        =====
        Unrealized Currency Gain                                                                            243,969
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        12,538,064
                                                                                                         ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                         LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:             GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------           --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $83,801,936        $              %              $               %             $
      Commodity                             1,260,450         1.50         (115,496)        (0.14)      1,144,954
      Equity                                   41,882         0.05           15,947          0.02          57,829
      Foreign currency                       (232,623)       (0.27)         (19,555)        (0.02)       (252,178)
      Interest rate                           126,895         0.15          (30,995)        (0.04)         95,900
                                            ---------        -----        ---------         -----       ---------
        Grand Total:                        1,196,604         1.43         (150,099)        (0.18)      1,046,505
                                            =========        =====        =========         =====
        Unrealized Currency Gain                                                                           51,335
                                                                                                        ---------
       Total Net Unrealized Gain                                                                        1,097,840
                                                                                                        =========

2006 PARTNERSHIP NET ASSETS: $44,311,060
      Commodity                              (296,275)       (0.67)         410,666          0.93         114,391
      Equity                                  737,505         1.66            --              --          737,505
      Foreign currency                         65,403         0.15          531,873          1.20         597,276
      Interest rate                          (583,619)       (1.31)         227,255          0.51        (356,364)
                                            ---------        -----        ---------         -----       ---------
        Grand Total:                          (76,986)       (0.17)       1,169,794          2.64       1,092,808
                                            =========        =====        =========         =====
        Unrealized Currency Gain                                                                            1,981
                                                                                                        ---------
       Total Net Unrealized Gain                                                                        1,094,789
                                                                                                        =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION.  Morgan Stanley Charter Campbell L.P. ("Charter Campbell"),
Morgan Stanley Charter Aspect L.P. ("Charter Aspect"), Morgan Stanley Charter Graham L.P. ("Charter Graham"), and Morgan Stanley Charter WCM L.P. ("Charter WCM") (individually, a "Partnership", and collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The Partnerships may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
  Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. For Charter Campbell, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Prior to September 15, 2006, the trading advisor for Charter Aspect (formerly Morgan Stanley Charter MSFCM L.P.) was VK Capital Inc. ("VK Capital"). Effective September 15, 2006, Demeter terminated the management agreement between Charter Aspect and VK Capital. Consequently, VK Capital ceased all futures interests trading on behalf of Charter Aspect as of September 15, 2006. VK Capital was a wholly-owned subsidiary of Morgan Stanley. It was dissolved as of October 19, 2007.
  Effective September 30, 2006, Demeter terminated the management agreement between Morgan Stanley Charter WCM (formerly Morgan Stanley Charter Millburn L.P.) and Millburn Ridgefield Corporation ("Millburn"). Consequently, Millburn ceased all futures interests trading on behalf of Charter WCM as of September 30, 2006.
  Effective October 16, 2006, Demeter entered into a management agreement with Aspect Capital Limited ("Aspect") to serve as the sole trading advisor to Charter Aspect effective December 1, 2006.
  Also, effective October 16, 2006, Morgan Stanley Charter MSFCM L.P. changed its name to Morgan Stanley Charter Aspect L.P.
  Effective October 13, 2006, Demeter entered into a management agreement with Winton Capital Management Limited ("Winton") to serve as the sole trading advisor to Charter WCM effective December 1, 2006.
  Also, effective October 13, 2006, Morgan Stanley Charter Millburn L.P. changed its name to Morgan Stanley Charter WCM L.P.
  For the period from September 15, 2006, to December 1, 2006, for Charter Aspect and the period from September 30, 2006, to December 1, 2006, for Charter WCM, all of Charter Aspect's assets and Charter WCM's assets were paid interest at the rate specified in the then-current Charter Series prospectus, with a limited partner's share of interest credited to its Units. No management, brokerage, or incentive fees were charged during this interim period, given the absence of futures interests trading by Charter Aspect and Charter WCM.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnerships' principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, MS&Co. credits each Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. credits at each month end each Partnership with interest income on 100% of such Partnership's assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on forward contracts and other Futures Interests.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnerships' functional currency is the U.S. dollar; however, the Partnerships may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnerships as of January 1, 2007. The Partnerships have determined that the adoption of FIN 48 did not have a material impact on the Partnerships' financial statements. The Partnerships file U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' financial statements, if any, is currently being assessed.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


TRADING EQUITY. The Partnerships' asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at market and calculated as the difference between original contract value and market value; and for Partnerships which trade in options, (C) options purchased at fair value. Options written at fair value are recorded in Liabilities.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIP acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreement with MS&Co., as the counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership currently pays a flat-rate monthly brokerage fee of 1/12 of 6.00% of the Partnership's Net Assets as of the first day of each month (a 6.00% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.
  Subsequent to September 15, 2006, for Charter Aspect and subsequent to September 30, 2006, for Charter WCM, no brokerage fees were paid until December 1, 2006, given the absence of futures interests trading.
  From August 1, 2002 to June 30, 2005, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 6.25% of the Partnership's Net Assets as of the first day of each month (a 6.25% annual rate).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur an incentive fee. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by MS&Co. through the brokerage fees paid by the Partnerships.

CONTINUING OFFERING. Units of each Partnership except Charter Campbell are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of each month. Effective September 30, 2006, subscriptions for Units of Charter Aspect and Charter WCM were not accepted until November 30, 2006, month-end closing when Aspect and Winton commenced trading. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. MS&Co. pays all such costs.
  Effective May 1, 2006, Charter Campbell no longer accepts any subscriptions for Units in the Partnership.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first becomes a limited partner. The Request for Redemption must be delivered to a limited partner's local Morgan Stanley Branch Office in time for it to be forwarded and received by Demeter no later than 3:00 p.m., New York City time, on the last day of the month in which the redemption is to be effective. Redemptions must be made in whole Units, with a minimum of 100 Units required for each redemption, unless a limited partner is redeeming his entire interest in a particular Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to MS&Co.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a limited partner in each Partnership except Charter Campbell, and at the end of each month thereafter, limited partners may exchange their Units among Charter Aspect, Charter Graham, and Charter WCM (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.
  Effective September 30, 2006, Charter Aspect and Charter WCM did not accept any exchanges of Units from any other Charter Series of Funds until the November 30, 2006, month-end closing when Aspect and Winton commenced trading.
  Effective May 1, 2006, Charter Campbell no longer accepts any exchanges of Units from any other Charter Series of fund for Units of Charter Campbell.

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

DISSOLUTION OF THE PARTNERSHIPS. Charter Aspect will terminate on December 31, 2025, and Charter Campbell, Charter Graham, and Charter WCM will terminate on December 31, 2035, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. Charter Aspect received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and Charter Aspect received a settlement award payment in the amount of $3,661 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnerships' Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained separately. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and Cash Flows to conform to 2007 presentation. Certain prior year amounts relating to options were reclassified on the Statements of Financial Condition to conform to 2007 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, through
March 31, 2007) as described in Note 1. Each Partnership's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP in futures interests trading accounts to meet margin requirements as needed. MS&Co.
(Morgan Stanley DW, through March 31, 2007) pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by Morgan Stanley Charter MSFCM L.P. were paid to VK Capital through September 15, 2006.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2007, were as follows:
Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter Aspect L.P.
  Aspect Capital Limited ("Aspect")

Morgan Stanley Charter Graham L.P.
  Graham Capital Management, L.P.

Morgan Stanley Charter WCM L.P.
  Winton Capital Management Limited ("Winton")

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Charter Aspect, Charter Graham, and Charter WCM each pays its trading advisor a flat-rate monthly fee equal to 1/6 of 1% (a 2% annual rate) of the Partnership's Net Assets under management by each trading advisor as of the first day of each month.
  Effective as of September 15, 2006, for Charter Aspect and September 30, 2006, for Charter WCM, no management fees were paid until December 1, 2006, when Aspect and Winton commenced trading.
  Charter Campbell pays its trading advisor a flat-rate monthly fee equal to 1/12 of 2.65% (a 2.65% annual rate) of the Partnership's Net Assets under management as of the first day of each month.

INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits paid on a monthly basis.
  Effective as of September 15, 2006, for Charter Aspect and September 30, 2006, for Charter WCM, no incentive fees were paid until December 1, 2006, when Aspect and Winton commenced trading.
  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future.
  Charter Aspect and Charter WCM pay incentive fees to Aspect and Winton, respectively, based upon the performance of each trading advisor beginning December 1, 2006, without regard to any losses incurred by the prior trading advisor(s).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

CHARTER CAMPBELL

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS          LONGEST MATURITIES
               ----------------------------------  -------------------
                                                               OFF-
               EXCHANGE- OFF-EXCHANGE-             EXCHANGE- EXCHANGE-
          YEAR  TRADED      TRADED        TOTAL     TRADED    TRADED
          ---- --------- ------------- ----------  --------- ---------
                   $           $            $
          2007   660,093  (5,317,800)  (4,657,707) Sep. 2008 Mar. 2008
          2006 9,796,471  13,913,082   23,709,553  Sep. 2007 Mar. 2007

CHARTER ASPECT

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                                                              OFF-
                EXCHANGE- OFF-EXCHANGE-           EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED       TOTAL    TRADED    TRADED
           ---- --------- ------------- --------- --------- ---------
                    $           $           $
           2007 5,510,058    (445,952)  5,064,106 Mar. 2009 Jan. 2008
           2006 2,996,006   1,802,760   4,798,766 Mar. 2008 Jan. 2007

CHARTER GRAHAM

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS          LONGEST MATURITIES
               ----------------------------------  -------------------
                                                               OFF-
               EXCHANGE- OFF-EXCHANGE-             EXCHANGE- EXCHANGE-
          YEAR  TRADED      TRADED        TOTAL     TRADED    TRADED
          ---- --------- ------------- ----------  --------- ---------
                   $           $            $
          2007 2,077,012  (2,282,477)    (205,465) Jun. 2009 Mar. 2008
          2006 5,466,119   7,071,945   12,538,064  Jun. 2008 Mar. 2007

CHARTER WCM

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                                                              OFF-
                EXCHANGE- OFF-EXCHANGE-           EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED       TOTAL    TRADED    TRADED
           ---- --------- ------------- --------- --------- ---------
                    $           $           $
           2007 1,097,840      --       1,097,840 Jun. 2009    --
           2006 1,094,789      --       1,094,789 Jun. 2008    --

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships also have credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $285,950,890 and $403,046,046 for Charter Campbell, $133,322,442 and $125,631,930 for Charter Aspect, $442,355,883 and $422,467,679 for Charter Graham, and $80,323,292 and
$42,925,241 for Charter WCM at December 31, 2007 and 2006, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, Charter Campbell is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                              2007      2006     2005
                                            --------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $  13.09  $ 12.70  $ 11.58
                                            --------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                      0.57     0.60     0.34
           Expenses                            (1.09)   (1.09)   (1.04)
           Realized Profit (Loss)/(1)/         (0.43)   (0.24)    2.25
           Unrealized Profit (Loss)            (1.01)    1.12    (0.43)
                                            --------  -------  -------
           Net Income (Loss)                   (1.96)    0.39     1.12
                                            --------  -------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $  11.13  $ 13.09  $ 12.70
                                            ========  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (4.3)%   (3.9)%   (5.7)%
           Expenses before Incentive Fees      8.9 %    8.6 %    8.5 %
           Expenses after Incentive Fees       8.9 %    8.6 %    8.5 %
           Net Income (Loss)                 (15.8)%    2.3 %    9.6 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                      (15.0)%    3.1 %    9.7 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                      (15.0)%    3.1 %    9.7 %

        INCEPTION-TO-DATE RETURN              11.3 %
        COMPOUND ANNUALIZED
         RETURN                                2.1 %

CHARTER ASPECT

                                              2007     2006     2005
                                            -------  -------  --------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $ 17.38  $ 15.73  $  19.56
                                            -------  -------  --------
        NET OPERATING RESULTS:
           Interest Income                     0.78     0.79      0.50
           Expenses                           (1.60)   (1.21)    (1.36)
           Realized Profit (Loss)/(1)/         1.54     2.40     (2.45)
           Unrealized Profit (Loss)            0.04    (0.33)    (0.52)
           Proceeds from Litigation
            Settlement                         --       --        0.00
                                            -------  -------  --------
           Net Income (Loss)                   0.76     1.65     (3.83)
                                            -------  -------  --------
        NET ASSET VALUE,
         DECEMBER 31:                       $ 18.14  $ 17.38  $  15.73
                                            =======  =======  ========
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss               (4.7)%   (2.5)%    (5.4)%
           Expenses before Incentive Fees     7.9 %    6.5 %     8.5 %
           Expenses after Incentive Fees      9.1 %    7.3 %     8.5 %
           Net Income (Loss)                  4.5 %   10.9 %   (25.5)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       5.6 %   11.3 %   (19.6)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                       4.4 %   10.5 %   (19.6)%

        INCEPTION-TO-DATE RETURN             81.4 %
        COMPOUND ANNUALIZED
         RETURN                               4.4 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER GRAHAM

                                              2007      2006     2005
                                            --------  -------  --------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $  19.46  $ 18.60  $  22.16
                                            --------  -------  --------
        NET OPERATING RESULTS:
           Interest Income                      0.90     0.90      0.55
           Expenses                            (1.63)   (1.54)    (1.54)
           Realized Profit (Loss)/(1)/          3.91     1.06     (2.68)
           Unrealized Profit (Loss)            (0.62)    0.44      0.11
                                            --------  -------  --------
           Net Income (Loss)                    2.56     0.86     (3.56)
                                            --------  -------  --------
        NET ASSET VALUE,
         DECEMBER 31:                       $  22.02  $ 19.46  $  18.60
                                            ========  =======  ========
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (3.6)%   (3.3)%    (5.3)%
           Expenses before Incentive Fees      8.0 %    8.0 %     8.2 %
           Expenses after Incentive Fees       8.0 %    8.0 %     8.2 %
           Net Income (Loss)                  12.1 %    4.5 %   (18.1)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       13.2 %    4.6 %   (16.1)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                       13.2 %    4.6 %   (16.1)%

        INCEPTION-TO-DATE
         RETURN                              120.2 %
        COMPOUND ANNUALIZED
         RETURN                                9.3 %

CHARTER WCM

                                               2007     2006     2005
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 10.21  $ 10.46  $ 10.52
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.43     0.51     0.26
            Expenses                           (0.98)   (0.73)   (0.81)
            Realized Profit (Loss)/(1)/         1.61    (0.20)    1.04
            Unrealized Profit (Loss)            --       0.17    (0.55)
                                             -------  -------  -------
            Net Income (Loss)                   1.06    (0.25)   (0.06)
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:...................... $ 11.27  $ 10.21  $ 10.46
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (5.1)%   (2.1)%   (5.6)%
            Expenses before Incentive Fees     7.6 %    6.8 %    8.3 %
            Expenses after Incentive Fees      9.1 %    6.9 %    8.3 %
            Net Income (Loss)                 11.3 %   (2.2)%   (2.1)%
         TOTAL RETURN BEFORE
          INCENTIVE FEES                      11.9 %   (2.3)%   (0.6)%
         TOTAL RETURN AFTER
          INCENTIVE FEES                      10.4 %   (2.4)%   (0.6)%

         INCEPTION-TO-DATE RETURN             12.7 %
         COMPOUND ANNUALIZED
          RETURN                               1.4 %

/(1)/Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036
[LOGO]

ADDRESS SERVICE REQUESTED


 LOGO
CHT 38280-09





? 10 ?
? 11 ?
? 62 ?