Form 10-Q
period 2008-03-31
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2008-05-15
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X
       <table> MORGAN STANLEY CHARTER ASPECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007	6

   		Notes to Financial Statements (Unaudited)................7-15

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations........16-24

Item 3.	Quantitative and Qualitative Disclosures About
		   Market Risk..........................................24-38

Item 4. Controls and Procedures..............................38-39

Item 4T.Controls and Procedures.................................39


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................40

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................40-41

Item 5.	Other Information....................................41-43

Item 6.	Exhibits................................................43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION

	March 31,	 December 31,
                         2008      	           2007
	$	 $
	(Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	147,690,290	113,780,309
	Restricted cash	      6,627,838	      14,032,075

	     Total cash	  154,318,128	   127,812,384

	Net unrealized gain (loss) on open contracts (MS&Co.)	(536,241)         	       4,686,052
	Net unrealized gain (loss) on open contracts (MSIP)	           (624,696)	               378,054

          Total net unrealized gain (loss) on open contracts	    (1,160,937)	       5,064,106

	     Total Trading Equity	153,157,191	132,876,490

Subscriptions receivable	4,391,858	4,909,605
Interest receivable (MS&Co.)	       203,079	         363,233

	     Total Assets	 157,752,128 	   138,149,328

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	1,389,055	1,559,031
Accrued brokerage fees (MS&Co.)	782,705	643,677
Accrued management fees 	       260,902	        214,559

	     Total Liabilities	    2,432,662	     2,417,267

Partners? Capital

Limited Partners (7,667,511.411 and
  7,403,580.738 Units, respectively)	153,602,476	134,313,027
General Partner (85,708.529 and
  78,219.762 Units, respectively)	     1,716,990	     1,419,034

	Total Partners? Capital	  155,319,466	 135,732,061

	Total Liabilities and Partners? Capital	  157,752,128	 138,149,328
NET ASSET VALUE PER UNIT                                                		             20.03	             18.14


	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	                                                                                For the Quarters Ended March 31,


                                                                         		        2008    	     2007
                                                                               	                    $		        $
INVESTMENT INCOME
	Interest income (MS&Co.)		    809,810			   1,570,192

EXPENSES
	Incentive fees		   2,852,970	       606,772
	Brokerage fees (MS&Co.)		2,181,492	1,885,812
	Management fees 		727,165	      628,604

		Total Expenses		  5,761,627	   3,121,188

NET INVESTMENT LOSS	                                                     (4,951,817) 	     (1,550,996)

TRADING RESULTS
Trading profit (loss):
	Realized		25,345,710	    (3,946,067)
	Net change in unrealized		    (6,225,043)	    (2,395,314)

    		Total Trading Results		   19,120,667	   (6,341,381)

NET INCOME (LOSS) 	   14,168,850	   (7,892,377)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		           14,020,894	   (7,807,159)
	General Partner                                                   		                147,956           	     (85,218)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                     1.89	     (1.08)
	General Partner                                                  		                     1.89	     (1.08)


                                                                                  Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	7,594,464.119			7,327,639.796



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)


	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                      $                         $                      $
Partners? Capital,
	December 31, 2006	7,141,838.457	122,749,550	1,350,866	124,100,416

Offering of Units	714,110.519	12,028,744	 80,000	12,108,744

Net Loss                                                                 ?		  (7,807,159)	(85,218)	(7,892,377)

Redemptions                                                (382,426.004)	  (6,480,226)	           -     	   (6,480,226)

Partners? Capital,
   March 31, 2007	                                      7,473,522.972	 120,490,909	  1,345,648 	   121,836,557



Partners? Capital,
	December 31, 2007	7,481,800.500	134,313,027	1,419,034	135,732,061

Offering of Units	540,141.242	10,603,756	  150,000	10,753,756

Net Income                                                                 ?		  14,020,894	147,956	14,168,850

Redemptions                                                (268,721.802)	  (5,335,201)	           -     	   (5,335,201)

Partners? Capital,
   March 31, 2008	                                      7,753,219.940	 153,602,476	  1,716,990 	   155,319,466











The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2008     	      2007
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	14,168,850	(7,892,377)
Noncash item included in net income (loss):
	Net change in unrealized	6,225,043	2,395,314

(Increase) decrease in operating assets:
	Restricted cash	7,404,237	3,863,041
	Interest receivable (MS&Co.)	160,154	(27,618)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	139,028	13,707
	Accrued management fees 	46,343	      4,569
	Accrued incentive fee payable                    -                        (1,017,989)

Net cash provided by (used for) operating activities	    28,143,655	    (2,661,353)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	11,271,503	11,876,037
Cash paid for redemptions of Units 	    (5,505,177)	    (8,481,148)

Net cash provided by financing activities	     5,766,326	     3,394,889

Net increase in unrestricted cash	33,909,981	733,536

Unrestricted cash at beginning of period	   113,780,309	  109,217,402

Unrestricted cash at end of period                                        	       147,690,290	  109,950,938








	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER ASPECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
       Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
     Gain/(Loss)

Percentage of
   Net Assets
        Net
  Unrealized
  Gain/(Loss)

$
%
   $
%
$

March 31, 2008, Partnership Net Assets: $155,319,466



Commodity
 (1,857,865)
       (1.20)
     234,870
          0.15
  (1,622,995)
Equity
          ?
          ?
(279,234)
         (0.18)
(279,234)
Foreign currency
    (294,417)
       (0.19)
     252,617
          0.16
     (41,800)
Interest rate
     408,345
        0.27
       (3,310)
         ?
   405,035






     Grand Total:
(1,743,937)
       (1.12)
     204,943
          0.13
(1,538,994)

     Unrealized Currency Gain





   378,057

     Total Net Unrealized Loss



(1,160,937)



  4,798,766

December 31, 2007, Partnership Net Assets: $135,732,061



Commodity
  2,994,888
        2.21
     261,616
        0.19
3,256,504
Equity
     84,465
        0.06
   (3,274)
          ?
  81,191
Foreign currency
    (351,606)
       (0.26)
    (238,458)
       (0.18)
   (590,064)
Interest rate
  1,502,065
        1.11
     510,676
        0.38
 2,012,741






     Grand Total:
  4,229,812
        3.12
     530,560
        0.39
 4,760,372

     Unrealized Currency Gain





     303,734

     Total Net Unrealized Gain





  5,064,106








The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Aspect L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the ?Charter Series?), which effective May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other Charter Series Units of Morgan Stanley Charter Campbell L.P.

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Aspect Capital Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.





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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:
                   Net Unrealized Gains/(Losses)
                          On Open Contracts              Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $            $

Mar. 31, 2008	(1,119,102)	(41,835)   (1,160,937)	Jun. 2009	Apr. 2008
Dec. 31, 2007	5,510,058	(445,952)    5,064,106		Mar. 2009		Jan. 2008



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $153,199,026 and $133,322,442 at March 31, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5. New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized loss on open contracts
    $  (1,119,102)
$    (41,835)
 n/a

 $  (1,160,937)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification

Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partner-ship?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $19,930,477 and expenses totaling $5,761,627, resulting in net income of $14,168,850 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $18.14 at December 31, 2007, to $20.03 at March 31, 2008.

The most significant trading gains of approximately 5.7% were recorded in the global interest rate sector, primarily during January and February, from long positions in U.S., Japanese, and Canadian fixed-income futures as prices increased in a "flight-to-quality" following a sharp decline in the global equity markets and concerns that a possible economic recession in the United States may weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains of approximately 3.7% were experienced in the agricultural markets, primarily during January and February, from long futures positions in the soybean complex and corn as prices rose following news that global production may drop, while demand from China may climb after severe winter storms damaged some of the nation?s
       major crops.  Elsewhere, long positions in cocoa futures resulted in gains as prices moved higher in January and February amid diminishing inventories in the U.S. and concerns that supplies from the Ivory Coast, the world's largest producer, may be disrupted by a labor strike and dry growing conditions. Meanwhile, long positions in coffee futures recorded gains in February as prices increased on worries regarding future supplies from Brazil and Vietnam. Within the global stock index sector, gains of approximately 1.8% were experienced throughout the quarter from short positions in European, U.S., and Japanese equity index futures as prices moved lower throughout the quarter on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Further gains of approximately 1.7% were recorded in the currency sector, primarily during February and March, from long positions in the euro, Swiss franc, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar declined against these currencies due to the aforementioned disappointing U.S. economic data and concerns regarding a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Smaller gains of approximately 0.3% were experienced in the metals markets, primarily during January and February, from long futures positions in gold, silver, and platinum as prices moved higher amid a drop in the value of the U.S. dollar, weakness within the
       global equity markets, and concerns regarding accelerating global inflation, which spurred demand for "safe haven" investments. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.1% within the energy sector, primarily during January, from short positions in natural gas futures as prices increased amid forecasts for colder weather and expectations of a decline in U.S. inventories.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(4,771,189) and expenses totaling $3,121,188, resulting in a net loss of $7,892,377 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $17.38 at December 31, 2006, to $16.30 at March 31, 2007.

The most significant trading losses of approximately 1.8% were recorded in the energy sector from short positions in gas oil, heating oil, and gasoline futures as prices increased in February amid geopolitical uncertainty in Iraq and news that Iran would continue with its nuclear program. Prices continued to rise at the end of March after news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf added to investor worries about the stability of the world?s oil supply resulting in further losses from short positions. Elsewhere in the energy market, losses were experienced during January and March from short positions in natural gas as prices moved higher amid colder
       weather in the U.S. Northeast and news from the U.S.
Department of Energy that supplies were down 15% from a year before. Additional losses of approximately 1.4% were experienced in the global interest rate sector during late February and early March from short positions in U.S., Japanese, Australian, and German fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after a sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Elsewhere, losses of approximately 1.0% were experienced within the global stock index sector during February and March from long positions in European, U.S., and Pacific Rim equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Within the metals sector, losses of approximately 0.6% were incurred primarily during January from long positions in zinc and aluminum futures as prices declined as a slowdown in the U.S. housing market and rising global inventories increased speculation that supplies for these metals were sufficient to meet demand. Additional losses within the metals markets were experienced during March from long futures positions in gold and silver as prices moved lower due to technically-based selling. Further losses in the currency markets
       of approximately 0.3% were experienced during February from short positions in the euro versus the Swedish krona as the value of the Swedish krona weakened in February after Riksbank Governor Stefan Ingves indicated that Sweden?s inflation rate was slowing. Further losses were incurred during February and March from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar increased in tandem with rising energy prices. Finally, losses were experienced in February and March from short positions in the Japanese yen against the U.S. dollar as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. As a result, the Japanese yen saw its biggest daily gain against the U.S. dollar since December 2005. Furthermore, investor speculation that consistently strong economic data out of Japan would force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the Japanese yen higher.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

       The Partnership?s total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among
       these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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


The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At both March 31, 2008 and 2007, the Partnership?s total capitalization was approximately $155 million and $122 million, respectively.

Primary Market            March 31, 2008    	   March 31, 2007
Risk Category              Value at Risk         Value at Risk

Interest Rate	(0.48)%	           (0.93)%
Currency	              (0.40)                (1.00)
Equity	          (0.30)	(0.80)
Commodity	                     (0.75)	(0.83)
Aggregate Value at Risk	(1.04)%	(1.72)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High       Low     Average
Interest Rate	(1.48)%	(0.48)%	(1.03)%

Currency	(0.93)	(0.40)	(0.77)

Equity	(1.03)	(0.12)	(0.44)

Commodity	(1.95)	(0.70)	(1.28)

Aggregate Value at Risk	(2.61)%	(1.04)%	(2.12)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. Exposure was primarily spread across European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures
       positions in the government debt of smaller countries ?
e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations.
The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to euro, Polish zloty, Czech koruna, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Equity.  At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary market exposures were to the FTSE 100 (United Kingdom), S&P 500 (U.S.), OMX 30 (Sweden), TOPIX (Japan), NIKKEI 225 (Japan), DAX (Germany), CAC 40 (France), Euro Stox 50 (Europe), S&P MIB (Italy), IBEX 35 (Spain), NASDAQ 100 (U.S.), SPI 200 (Australia), Dow Jones (U.S.), and Canadian S&P 60 (Canada) stock indices.
The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, Australian, and Canadian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at March 31, 2008, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced
       in the past, are expected to continue to be
experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at March 31, 2008, was to the markets that comprise these sectors. Most of the exposure was to the corn, cocoa, soybeans, live cattle, coffee, lean hogs, sugar, soybean meal, feeder cattle, wheat, soybean oil, cotton, orange juice, and rapeseed markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

		Metals.  	At March 31, 2008, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, zinc, and lead, in addition to precious metals, such as gold, silver, and platinum.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

   Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in euros, Australian dollars, Japanese yen, British pounds, Swedish kronor, Swiss francs, Hong Kong dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4. CONTROLS AND PROCEDURES
	As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

	Changes in Internal Control over Financial Reporting
	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 4T. CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      16,601,303.280
Units unsold through 3/31/08    13,648,696.720
  Total Units sold through
  3/31/08                       23,272,165.680
  (pre-and post-conversion)

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $398,078,584.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from
       March 2006 to October 2007, Head of International Private
Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services
       Due Diligence Committee.  Prior to his appointment as a
Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March of 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

May 15, 2008          By:  /s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

























-

-