Form 10-Q
period 2008-06-30
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2008-08-12
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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





(Former name, former address and former fiscal year, if changed since last report)


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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited).........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)..........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007	6

   		Notes to Financial Statements (Unaudited)................7-15

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations........16-30

Item 3.	Quantitative and Qualitative Disclosures About
		   Market Risk..........................................30-44

Item 4. Controls and Procedures.................................44

Item 4T.Controls and Procedures.................................44


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................45

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds......................................45-46

Item 5.	Other Information.......................................46

Item 6.	Exhibits.............................................46-47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	 December 31,
                         2008      	           2007
	$	 $
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	152,602,986	113,780,309
	Restricted cash	     10,309,423	      14,032,075

	     Total cash	   162,912,409	   127,812,384

	Net unrealized gain on open contracts (MS&Co.)	         8,239,365	       4,686,052
	Net unrealized gain on open contracts (MSIP)	         229,453    	               378,054

          Total net unrealized gain on open contracts	        8,468,818		       5,064,106

	     Total Trading Equity	171,381,227	132,876,490

Subscriptions receivable	6,864,906	4,909,605
Interest receivable (MS&Co.)	         249,187	         363,233

	     Total Assets	  178,495,320 	   138,149,328

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	1,857,085	1,559,031
Accrued brokerage fees (MS&Co.)	787,786	643,677
Incentive fee							     631,295	                      ?
Accrued management  fees 	       262,595	        214,559

	     Total Liabilities	    3,538,761	     2,417,267

Partners? Capital

Limited Partners (8,243,348.865 and
  7,403,580.738 Units, respectively)	173,156,203	134,313,027
General Partner (85,708.529 and
  78,219.762 Units, respectively)	       1,800,356	     1,419,034

	Total Partners? Capital	    174,956,559	 135,732,061

	Total Liabilities and Partners? Capital	    178,495,320		 138,149,328

NET ASSET VALUE PER UNIT                                                	               21.01		             18.14


	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                    For the Three Months	                          For the Six Months
  	             Ended June 30,     	                         Ended June 30,

                       2008     	        2007    	       2008   	     2007
                              $	         $           $	 	         $
INVESTMENT INCOME
	Interest income (MS&Co.)	    621,014		    1,531,916		    1,430,824		           3,102,108

EXPENSES
	Brokerage fees (MS&Co.)	2,306,602	1,904,624	4,488,094		3,790,436
	Management fees 	                 768,867           	      634,875	    1,496,032		       1,263,479
	Incentive fees	     631,295	                 915,412	   	    3,484,265   	              1,522,184

		   Total Expenses 	   3,706,764	   3,454,911	   9,468,391		    6,576,099

NET INVESTMENT LOSS 	     (3,085,750)	  (1,922,995)	   (8,037,567)	     	    (3,473,991)

TRADING RESULTS
Trading profit:
	Realized	1,604,844	16,584,436	26,950,554 		12,638,369
	Net change in unrealized	     9,629,755	  2,664,280	    3,404,712		      268,966

		   Total Trading Results	    11,234,599	19,248,716	    30,355,266	  12,907,335


NET INCOME 	     8,148,849	 17,325,721	   22,317,699		  9,433,344


NET INCOME ALLOCATION

	Limited Partners	8,065,483	17,133,191	  22,086,377		9,326,032
	General Partner 	83,366	192,530	231,322	                    107,312

NET INCOME PER UNIT

	Limited Partners                                            	 0.98	 2.33	 2.87	 	              1.25
	General Partner                                            	  0.98	2.33	 2.87   	 	  1.25

	              Units                          Units     	             Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   8,015,783.627		7,419,808.461	7,812,538.721	         7,359,467.150



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)


	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                     $                         $                      $
Partners? Capital,
	December 31, 2006	7,141,838.457	122,749,550	  1,350,866		124,100,416

Offering of Units                                         1,021,387.726 	     17,556,890	80,000		17,636,890

Net Income	?	9,326,032	 107,312		9,433,344

Redemptions                                               (762,446.575)	   (13,257,700)                ?               (13,257,700)

Partners? Capital,
   June 30, 2007                                          7,400,779.608	 136,374,772	  1,538,178 	   137,912,950





Partners? Capital,
	December 31, 2007	7,481,800.500	134,313,027	1,419,034	135,732,061

Offering of Units                                         1,415,743.017         28,010,598		  150,000	28,160,598

Net Income	?	22,086,377	 231,322		22,317,699

Redemptions                                               (568,486.123)	   (11,253,799)                ?               (11,253,799)

Partners? Capital,
   June 30, 2008                                          8,329,057.394	 173,156,203	  1,800,356 	   174,956,559











The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	     For the Six Months Ended June 30,

	      2008     	      2007
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	22,317,699	9,433,344
Noncash item included in net income:
	Net change in unrealized	(3,404,712)	 (268,966)

(Increase) decrease in operating assets:
	Restricted cash	3,722,652	1,833,339
	Interest receivable (MS&Co.)	114,046	(25,327)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	144,109	57,624
	Accrued incentive fees payable	                                                      631,295	                     (102,577)
	Accrued management fees 	          48,036	          19,208

Net cash provided by operating activities	   23,573,125	   10,946,645


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	26,205,297	17,435,222
Cash paid for redemptions of Units 	   (10,955,745)	  (15,483,591)

Net cash provided by financing activities	    15,249,552	      1,951,631

Net increase in unrestricted cash	38,822,677	12,898,276

Unrestricted cash at beginning of period	   113,780,309	  109,366,402

Unrestricted cash at end of period                                        	      152,602,986	  122,264,678








The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER ASPECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
       Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
     Gain/(Loss)

Percentage of
   Net Assets
        Net
  Unrealized
  Gain/(Loss)

$
%
   $
%
$

June 30, 2008, Partnership Net Assets: $174,956,559



Commodity
  2,564,267
        1.47
       58,607
        0.03
2,622,874
Equity
    (85,377)
       (0.05)
  2,384,477
        1.36
 2,299,100
Foreign currency
  1,517,180
        0.87
      (81,697)
       (0.05)
 1,435,483
Interest rate
   (170,664)
       (0.10)
  1,864,604
        1.07
 1,693,940






     Grand Total:
  3,825,406
        2.19
  4,225,991
        2.41
 8,051,397

     Unrealized Currency Gain





    417,421

     Total Net Unrealized Gain



 8,468,818



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

June 30, 2008

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

1.  Organization
Morgan Stanley Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series"), which effective May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other Charter Series for Units of Morgan Stanley Charter Campbell L.P.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Losses)
                          On Open Contracts              Longest Maturities
                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $            $
Jun. 30, 2008	7,033,336	1,435,482	  8,468,818		Sep. 2009	Jul. 2008
Dec. 31, 2007	5,510,058	(445,952)    5,064,106		Mar. 2009		Jan. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with





       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $169,945,745 and $133,322,442 at June 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5. New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted
SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June 30, 2008:



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




      Total
Unrealized gain on open contracts

  $ 7,033,336

 $ 1,435,482
 n/a

 $8,468,818
In March 2008, the FASB issued SFAS No. 161, Disclosures about
Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS
161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced
disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are
-	14 ?  </table>

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
                              - 16 -


       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the
Financial Statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
- 19 -


       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $11,855,613 and expenses totaling $3,706,764, resulting in net income of $8,148,849 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $20.03 at March 31, 2008, to $21.01 at June 30, 2008.

The most significant trading gains of approximately 7.0% were experienced in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the agricultural sector, gains of approximately 1.4% were recorded, primarily during June, from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long
                             - 20 -


       positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 1.3% were experienced in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Smaller gains of approximately 0.2% were recorded within the currency sector, primarily during May and June, from long positions in the Hungarian forint and Czech koruna versus the euro as the value of these currencies increased relative to the euro amid investor speculation that economic growth in Hungary and the Czech Republic would continue to outpace that of the Euro-Zone. Meanwhile, further gains were experienced from long positions in the Mexican peso and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on concerns of a slowing U.S. economy. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.3% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation
                              - 21 -


       that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected in 2008 due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $31,786,090 and expenses totaling $9,468,391, resulting in net income of $22,317,699 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $18.14 at December 31, 2007, to $21.01 at June 30, 2008.

The most significant trading gains of approximately 6.8% were experienced within the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the
                              - 22 -


       agricultural markets, gains of approximately 5.2% were recorded, primarily during January, February, and June, from long futures positions in the soybean complex and corn as prices increased following news that global production might drop, rising energy prices might boost demand for alternative biofuels, and severe floods in the U.S. Midwest had damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Within the global interest rate sector, gains of approximately 3.3% were experienced, primarily during January and February, from long positions in U.S. fixed income futures as prices moved higher in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains were recorded during May and June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Within the global stock index sector, gains of approximately 3.1% were experienced, primarily during January, February, May, and June, from short positions in European, U.S.,
       and Japanese equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 1.8% were recorded within the currency sector, primarily during February, March, May, and June, from long positions in the euro, Mexican peso, and Australian dollar as the value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of the U.S., which fueled persistent concerns of a possible economic recession in the U.S. Smaller gains of approximately 0.3% were experienced, primarily during January, February, and June, from long futures positions in gold and silver as prices rose due to a sharp drop in the value of the U.S. dollar.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $20,780,632 and expenses totaling $3,454,911, resulting in net income of $17,325,721 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $16.30 at March 31, 2007, to $18.63 at June 30, 2007.

       The most significant trading gains of approximately 8.9%
were recorded in the global interest rate sector throughout the quarter from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and news of an increasing U.K. consumer confidence index. During May and June, European interest rate futures prices continued to fall after a report showing real Gross Domestic Product in the Euro-Zone had increased more-than-expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom had shown their biggest jump of 2007. Elsewhere, gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May and June after the Philadelphia Federal Reserve's index of regional manufacturing increased more-than-expected in April, the Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy, and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Short positions in Australian and Canadian interest rate futures recorded smaller gains during May and June as prices declined amid strength in regional equity markets and consistently strong economic data out of Australia and Canada. Additional gains of approximately 3.8% were experienced in the currency sector primarily during April
                             - 25 -


       and June from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar, New Zealand dollar, and the British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia, New Zealand, and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Further gains of approximately 2.6% were experienced in the global stock index sector during April and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. A portion of the Partnership?s gains during
       the quarter was offset by losses of approximately 0.3%
experienced in the agricultural markets primarily during April from long positions in corn futures as prices declined amid speculation that healthy growing conditions might increase supplies in the summer. Elsewhere, long positions in cocoa futures resulted in losses as price reversed lower during April amid increasing stockpiles and subsiding political tensions in the Ivory Coast.

The Partnership recorded total trading results including interest income totaling $16,009,443 and expenses totaling $6,576,099, resulting in net income of $9,433,344 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.38 at December 31, 2006, to $18.63 at June 30, 2007.

The most significant trading gains of approximately 7.5% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices fell initially during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. During March and April, prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. During May and June, European interest rate futures prices continued to decline after
       a report showing real Gross Domestic Product in the Euro-
Zone had increased more-than-expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom had shown their biggest jump of 2007. Elsewhere, short positions in Canadian interest rate futures recorded gains during May and June as prices declined amid strength in regional equity markets and consistently strong economic data out of Canada. Lastly, short positions in U.S. interest rate futures resulted in gains as prices moved lower throughout a majority of the year after stronger-than-expected retail sales data, consumer confidence, and jobs growth suggested that the U.S. Federal Reserve would keep interest rates steady. Additional gains of approximately 3.5% were experienced in the currency sector primarily during January, April, and June from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar, British pound, and New Zealand dollar versus the U.S. dollar primarily during March, April, and June as these currencies moved
       higher relative to the U.S. dollar after strong economic data out of Australia, the United Kingdom, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 1.6% were recorded in the global stock index sector primarily during January, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Furthermore, Pacific Rim stock prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.7% recorded in the energy markets primarily during February and March from short futures positions in crude oil and its related products as prices initially reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East. Elsewhere, losses were incurred from short positions in natural gas futures as prices moved higher primarily during January and
       March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year earlier. Additional losses of approximately 0.7% were experienced in the metals markets primarily during June from long positions in gold and silver futures as prices fell amid speculative selling. Finally, losses of approximately 0.3% were incurred primarily during March and April from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest since 1944. Further losses were incurred during April from short positions in wheat futures as prices reversed higher after freezing temperatures threatened the northern edge of the U.S. winter crop.


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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

       The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the
       Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or
       the Trading Advisor in their daily risk management
activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.


The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $175 million and $138 million, respectively.

Primary Market             June 30, 2008    	    June 30, 2007
Risk Category              Value at Risk         Value at Risk

Interest Rate	(0.57)%	           (1.48)%
Currency	             (0.65) 	               (0.92)
Equity	          (0.56)	(1.03)
Commodity	                     (1.40)	(0.70)
Aggregate Value at Risk	(1.64)%	(2.34)%
The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
       Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.33)%	(0.48)%	(0.80)%

Currency	(0.93)	(0.40)	(0.70)

Equity	(0.56)	(0.12)	(0.32)

Commodity	(1.95)	(0.75)	(1.46)

Aggregate Value at Risk	(2.61)%	(1.04)%	(1.95)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the
       methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30,
                            - 37 -








       2008.  VaR is not necessarily representative of the
Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 87% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.
       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies, and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across European, Australian, Japanese, Canadian, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  The third largest market exposure of the
Partnership at June 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to euro, Hungarian forint, Polish zloty, Czech koruna, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary market exposures were to the FTSE 100 (United Kingdom), S&P 500 (U.S.), OMX 30 (Sweden), SPI 200 (Australia), DAX (Germany), NIKKEI 225
       (Japan), IBEX 35 (Spain), CAC 40 (France), TOPIX (Japan),
Euro Stox 50 (Europe), S&P MIB (Italy), Canadian S&P 60 (Canada), Dow Jones (U.S.), Taiwan (Taiwan), Hang Seng (Hong Kong), and NASDAQ 100 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Energy. The largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybeans, corn, coffee, soybean meal, soybean oil, sugar, lean hogs, wheat, rapeseed, feeder cattle, orange juice, oats, live cattle, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At June 30, 2008, the Partnership had market exposure to the metals sector. The Partnership's metals
                         - 43 -


       exposure was to fluctuations in the price of base
metals, such as aluminum, zinc, copper, nickel, and lead, in addition to precious metals, such as silver, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, Japanese yen, Canadian dollars, Australian dollars, Hong Kong dollars, British pounds, Swiss francs, and Swedish kronor. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.


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



Item 4T. CONTROLS AND PROCEDURES
Not applicable.
                            - 45 -


       <table> PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	   100,000.000		February 3, 1994	333-71654
Pre-conversion	  100,000.000

Units sold through 10/17/97         66,708.624
Units unsold through 10/17/97       33,291.376
(Ultimately de-registered)

Commencing with the December 1, 2000, monthly closing and with becoming a member of the Charter Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 6,670,862.400 Units (pre-conversion).

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000

Units sold post-conversion      17,476,905.055
Units unsold through 6/30/08    12,773,094.945
  Total Units sold through
  6/30/08                       24,147,767.455
  (pre-and post-conversion)

The managing underwriter for the Partnership is MS&Co.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $415,485,427.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

August 12, 2008       By:  /s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

- 11 -
- 2 -