Form 10-Q
period 2008-09-30
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2008-11-14
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	September 30, 2008


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007.............................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited).................3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and 2007 (Unaudited).....4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited).......................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007.............................6

   		Notes to Financial Statements (Unaudited)................. 7-15

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations......... 16-31

Item 3.	Quantitative and Qualitative Disclosures About
		   Market Risk............................................31-45

Item 4. Controls and Procedures................................45-46

Item 4T.Controls and Procedures...................................46

PART II. OTHER INFORMATION

Item 1A.	Risk Factors..............................................47

Item 2.	Unregistered Sales of Equity Securities and
			Use of Proceeds........................................47-48

Item 5.	Other Information.........................................48

Item 6.	Exhibits..................................................49



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	 December 31,
      2008      	           2007
	$	 $
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	158,247,059	113,780,309
	Restricted cash	      6,910,516	      14,032,075

	     Total cash	   165,157,575	   127,812,384

	Net unrealized gain on open contracts (MSIP)	1,839,630    	               378,054
	Net unrealized gain on open contracts (MS&Co.)	      1,582,581         	       4,686,052

          Total net unrealized gain on open contracts	         3,422,211	       5,064,106

	     Total Trading Equity	168,579,786	132,876,490

Subscriptions receivable	2,808,818	4,909,605
Interest receivable (MS&Co.)	         134,013	         363,233

	     Total Assets	  171,522,617 	   138,149,328

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	2,441,551	1,559,031
Accrued brokerage fees (MS&Co.)	809,725	643,677
Accrued management  fees 	        269,908	        214,559

	     Total Liabilities	      3,521,184	     2,417,267

Partners? Capital

Limited Partners (8,831,230.123 and
  7,403,580.738 Units, respectively)	166,171,185	134,313,027
General Partner (97,269.223 and
  78,219.762 Units, respectively)	      1,830,248	     1,419,034

	Total Partners? Capital	   168,001,433	 135,732,061

	Total Liabilities and Partners? Capital	     171,522,617		 138,149,328

NET ASSET VALUE PER UNIT                                                		                18.82	             18.14



	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

               For the Three Months	                            For the Nine Months
            Ended September 30,     	         Ended September 30,

                       2008     	        2007    	       2008   	     2007
                    $	            $	           $ 	         $
INVESTMENT INCOME
	Interest income (MS&Co.)	    607,347		    1,448,961		      2,038,171		           4,551,069

EXPENSES
	Brokerage fees (MS&Co.)	2,522,192	1,946,810	7,010,286	  	              5,737,246
	Management fees 	                840,730            	     648,936	  	2,336,762	        1,912,415
	Incentive fees	           ?         	                   ?         	   	      3,484,265  	              1,522,184

		   Total Expenses 	      3,362,922	     2,595,746              12,831,313		        9,171,845

NET INVESTMENT LOSS 	     (2,755,575)	    (1,146,785)	   (10,793,142)	     	     (4,620,776)

TRADING RESULTS
Trading profit (loss):
	Realized	(10,468,669)	(10,900,392) 	  16,481,885		1,737,977
	Net change in unrealized	     (5,046,607)	      2,020,272	   (1,641,895)		      2,289,238

		   Total Trading Results	    (15,515,276)	      (8,880,120)	   14,839,990	       4,027,215

NET INCOME (LOSS)	   (18,270,851)	    (10,026,905)	    4,046,848		        (593,561)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(18,080,743)	(9,915,040)             4,005,634                   (589,008)
	General Partner 	(190,108)	  (111,865)	41,214	                       (4,553)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	 (2.19)	(1.35)	 0.68 	 	             (0.10)
	General Partner                                            	  (2.19)	(1.35)	 0.68	 	 (0.10)

                     Units                          Units     	             Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   8,743,129.337		7,391,523.497	8,133,123.100  	        7,368,158.443



The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)


	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                  $                         $                      $
Partners? Capital,
	December 31, 2006	                              7,141,838.457	122,749,550	  1,350,866		124,100,416

Offering of Units                                       1,273,749.576	 	  21,864,619	        80,000	   21,944,619

Net Loss                                                              ?		  (589,008)	(4,553)	(593,561)

Redemptions                                           (1,047,250.152)	   (18,128,904)	               ?        	   (18,128,904)

Partners? Capital,
   September 30, 2007                              7,368,337.881		 125,896,257	   1,426,313	     127,322,570





Partners? Capital,
	December 31, 2007	                              7,481,800.500	134,313,027	1,419,034	135,732,061

Offering of Units                                       2,335,252.350	 	  45,085,695	       370,000	   45,455,695

Net Income                                                              ?		  4,005,634	41,214	4,046,848

Redemptions                                              (888,553.504)	   (17,233,171)	               ?        	   (17,233,171)

Partners? Capital,
   September 30, 2008                              8,928,499.346		 166,171,185	   1,830,248	     168,001,433









The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	     For the Nine Months Ended September 30,

	      2008     	      2007
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	4,046,848	(593,561)
Noncash item included in net income (loss):
	Net change in unrealized	1,641,895	       (2,289,238)

Decrease in operating assets:
	Restricted cash	7,121,559	  1,366,271
	Interest receivable (MS&Co.)	229,220	    89,305

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	 166,048	        50
	Accrued management fees 	55,349	   16
	Accrued incentive fee payable	                                                         ?           	      (1,017,989)

Net cash provided by (used for) operating activities	   13,260,919	   (2,445,146)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	47,556,482	22,962,957
Cash paid for redemptions of Units 	   (16,350,651)	  (20,597,067)

Net cash provided by financing activities	   31,205,831	     2,365,890

Net increase (decrease) in unrestricted cash	44,466,750	(79,256)

Unrestricted cash at beginning of period	  113,780,309	  109,366,402

Unrestricted cash at end of period                                        	  158,247,059   	  109,287,146








The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER ASPECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
       Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
     Gain/(Loss)

Percentage of
   Net Assets
        Net
  Unrealized
  Gain/(Loss)

$
%
   $
%
$

September 30, 2008, Partnership Net Assets: $168,001,433



Commodity
    (540,436)
       (0.32)
  3,267,079
        1.95
2,726,643
Equity
          ?
           ?
     893,075
        0.53
 893,075
Foreign currency
       39,823
        0.02
    (496,966)
       (0.30)
   (457,143)
Interest rate
     119,774
        0.07
    (484,043)
       (0.29)
   (364,269)






     Grand Total:
   (380,839)
       (0.23)
   3,179,145
        1.89
 2,798,306

     Unrealized Currency Gain





     623,905

     Total Net Unrealized Gain



  3,422,211





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




       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Aspect L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Losses)
                          On Open Contracts              Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $            $

Sep. 30, 2008	3,879,435	(457,224)	  3,422,211		Dec. 2009	Oct. 2008
Dec. 31, 2007	5,510,058	(445,952)    5,064,106		Mar. 2009		Jan. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with








       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $169,037,010 and $133,322,442 at September 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5. New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices
                             - 13 ?
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


for similar investments, interest rates, credit risk); and Level
3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of September 30, 2008:  <table> <caption>



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Unrealized gain (loss) on open
contracts


$3,879,435

 $(457,224)

 n/a


$3,422,211

In March 2008, the FASB issued SFAS No. 161, Disclosures about
Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS
161 is intended to improve financial reporting about derivative
                              - 14 -


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

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


Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the
Financial Statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
- 19 -


       For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(14,907,929) and expenses totaling $3,362,922, resulting in a net loss of $18,270,851 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $21.01 at June 30, 2008, to $18.82 at September 30, 2008.

The most significant trading losses of approximately 5.5% were incurred within the currency sector, primarily during August and September. Such losses were incurred from long positions in the euro, Australian dollar, Mexican peso, and South African rand versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession, resulting in further losses from long positions in these currencies versus the U.S. dollar. Within the energy markets, losses of approximately 4.9% were experienced primarily during July and August from long futures positions in gasoline, gas oil, and heating oil as prices reversed lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Meanwhile, long
       positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional losses of approximately 3.9% were incurred within the agricultural sector throughout the majority of the quarter from long futures positions in the soybean complex and corn as prices declined on news that favorable weather might improve crop conditions in the U.S. Midwest. Prices also moved lower amid speculation that a slowing U.S. economy would reduce demand for alternative biofuels.
Smaller losses were recorded in July from long positions in cocoa futures as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 2.8% recorded within the global stock index sector, primarily during September, from short positions in European and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Additional gains of approximately 1.4% were experienced within the metals markets, primarily during September, from short futures
       positions in aluminum, copper, nickel, and zinc as prices dropped on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals. Smaller gains of approximately 1.3% were recorded within the global interest rate sector, primarily during August and September, from long position in U.S., Australian, and Japanese fixed-income futures as prices increased amid a worldwide ?flight-to-quality? due to the aforementioned drop in the global equity markets and worries regarding the fundamental health of the U.S. financial system.

The Partnership recorded total trading results including interest income totaling $16,878,161 and expenses totaling $12,831,313, resulting in net income of $4,046,848 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $18.14 at December 31, 2007, to $18.82 at September 30, 2008.

The most significant trading gains of approximately 6.0% were experienced within the global stock index sector from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during January, February, May, and June on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer
                             - 22 -


       spending, erode corporate earnings, and curb global
economic growth. Additional gains were experienced in September from short positions in global stock index futures as equity prices dropped sharply amid unprecedented U.S. financial market turmoil. Within the global interest rate sector, gains of approximately 4.6% were recorded primarily during January, February, August, and September from long positions in U.S., Australian, and Japanese fixed-income futures as prices moved higher in a worldwide ?flight-to-quality? following the aforementioned drop in the global equity markets throughout most of the year and worries regarding the fundamental health of the global economy and financial system. Additionally, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected Gross Domestic Product growth during the fourth quarter of 2007. Within the metals markets, gains of approximately 1.7% were experienced primarily during January and February from long positions in silver futures as prices increased due to a decline in the value of the U.S. dollar during the first quarter. Elsewhere, short futures positions in copper, aluminum, nickel, and zinc resulted in gains as prices decreased during September on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals. Within the energy sector, gains of approximately 1.6%
       were recorded primarily during February, March, April, May, and June from long futures positions in crude oil and its related products as prices moved higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. During the second quarter, prices were pressured higher amid news of declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Additional gains of approximately 1.1% were experienced within the agricultural markets, primarily during June, from long positions in cocoa futures as prices rose on speculation that crops in the Ivory Coast, the world?s largest producer, were developing more-slowly-than-anticipated. Smaller gains were recorded from long futures positions in soybeans and soybean oil as prices increased during January, February, and June amid news that global production might drop, rising energy prices may boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops. Finally, short positions in lean hog and live cattle futures resulted in gains, primarily during the third quarter, as prices declined on signs of rising inventories in the U.S. and slowing demand for pork in China. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 3.8% incurred within the currency sector, primarily during April, from long positions in the euro, Australian dollar, Canadian dollar, and South African
       rand as the value of the U.S. dollar reversed higher
against these currencies in April after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs had unexpectedly increased in March. Further losses were recorded during August and September from short positions in the U.S. dollar versus these currencies as the value of the U.S. dollar was pressured higher due to a larger-than-previously-estimated increase in U.S. Gross Domestic Product during the second quarter and surging U.S. Treasury prices amid the aforementioned worldwide ?flight-to-quality?. Smaller losses were experienced from short positions in the euro versus the Norwegian krone as the value of the Norwegian krone decreased relative to the euro in September after slowing global economic growth prevented Norway?s Central Bank from raising its benchmark interest rate.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(7,431,159) and expenses totaling $2,595,746, resulting in a net loss of $10,026,905 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $18.63 at June 30, 2007, to $17.28 at September 30, 2007.

The most significant trading losses of approximately 6.0% were incurred within the global interest rate sector throughout a
       majority of the quarter from short futures positions in
U.S. interest rates, in addition to both short and long positions in Japanese and European fixed-income futures. Short positions in U.S., European, and Japanese interest rate futures recorded losses in late July and August as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were experienced during September from newly established long futures positions in Japanese and European interest rates as prices reversed lower after a rebound in global equities reduced demand for government bonds. Additional losses of approximately 1.6% were recorded in the global stock index sector, primarily during July and August, from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 1.3% were incurred within the metals markets, primarily during August, from long positions in aluminum, copper, and nickel futures as prices declined amid increasing stockpiles and speculation that losses in the global financial markets would cut demand for raw materials. Additional losses in
       the metals market were incurred from newly established short positions in aluminum futures as prices reversed higher in early September after a U.S. government survey revealed that aluminum stockpiles had decreased more-than-forecast. Meanwhile, short futures positions in silver resulted in further losses during September as precious metals prices moved higher due to continued weakness in the value of the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.1% in the energy markets, primarily during July and September, from long positions in crude oil futures and its related products as prices increased amid speculation that supplies of European North Sea oil could be dwindling, news that hurricane activity in the Gulf of Mexico threatened production facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. Additional gains of approximately 0.8% were experienced in the currency sector, primarily during September, from long positions in the euro, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed lower against most of its major rivals following news that the U.S. Federal Reserve had cut interest rates at its September 18, 2007, meeting, thereby making the U.S. currency less attractive to investors. Additionally, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve might cut borrowing costs a second time in 2007. Further gains in the currency markets were recorded from long positions in
       the Norwegian krone versus the euro as the value of the
Norwegian krone trended higher amid rising energy prices. Smaller gains of approximately 0.6% were recorded within the agricultural markets, primarily during September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere in the agricultural complex, long futures positions in the soybean complex resulted in gains as prices increased during September on concern that hot, dry weather in the U.S. South and flooding in the U.S. Midwest might have damaged crops.


The Partnership recorded total trading results including interest income totaling $8,578,284 and expenses totaling $9,171,845, resulting in a net loss of $593,561 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $17.38 at December 31, 2006, to $17.28 at September 30, 2007.

The most significant trading losses of approximately 1.9% were incurred within the metals sector, primarily during January, May, and June, from long positions in aluminum, zinc, and copper futures as prices declined after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories would create a global surplus. Additional losses within the metals markets were experienced during June from long futures positions in gold and
       silver as prices moved lower due to technically-based selling. Furthermore, silver futures prices decreased in August due to strength in the U.S. dollar, thereby resulting in additional losses. Smaller losses of approximately 0.6% were recorded in the energy sector, primarily during the first quarter, from short positions in natural gas futures as prices moved higher in January and March amid colder weather in the U.S. Northeast and news from the U.S. Department of Energy that supplies were down 15% from the previous year. Elsewhere in the energy sector, losses were incurred from short futures positions in heating oil and gasoline as prices increased during February amid geopolitical uncertainty in Iraq and news that Iran would continue with its nuclear program. Prices continued to rise at the end of March after news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, which added to investor worries about the stability of the world?s oil supply, thereby resulting in further losses from short positions. A portion of these losses for the first nine months was offset by gains of approximately 4.4% in the currency sector, primarily during the second quarter, from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved higher relative to the U.S. dollar primarily during April and June after strong economic data out of the Euro-Zone and the United Kingdom added to growing investor sentiment that the European Central Bank and the Bank of England would
       raise interest rates in order to combat inflation.
Elsewhere, long positions in the Australian dollar and Canadian dollar versus the U.S. dollar resulted in further gains during September as the value of the U.S. dollar reversed lower against most of its major rivals following news that the U.S. Federal Reserve had cut interest rates at its September 18, 2007, meeting, thereby making the U.S. currency less attractive to investors. Additional gains of approximately 1.0% were recorded within the global interest rate sector, primarily during May and June, from short positions in European interest rate futures as prices trended lower after the IFO institute stated that German business sentiment had climbed to the second-highest on record in April and the U.K. consumer confidence index showed an unexpected increase in April. European interest rate futures prices continued to fall in May after a report showed real Gross Domestic Product in the Euro-Zone had increased more-than-expected in the first quarter of 2007. During June, European interest rate futures prices were pressured lower after news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump of 2007. Smaller gains of approximately 0.4% were recorded in the agricultural complex, primarily during September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere, long futures positions in the soybean complex resulted
       in gains as prices increased during February due to news of persistent global demand and worries that drought conditions in the western U.S. would cause a shortage in the spring harvest of 2007. Further gains were experienced during September as prices moved higher on concern that hot and dry weather in U.S. growing regions might have damaged crops.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-
       traded futures, exchange-traded forward, and exchange-
traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.
       The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s
       simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $168 million and $127 million, respectively.

Primary Market            September, 2008    	  September 30, 2007
Risk Category              Value at Risk          Value at Risk

Interest Rate	(0.54)%	           (0.83)%
Equity	        (0.19)  	(0.31)
Currency	              (0.16)	               (0.93)
Commodity	                     (0.65)	(1.95)
Aggregate Value at Risk	(1.00)%	(2.61)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.33)%	(0.48)%	(0.73)%

Equity	(0.56)	(0.12)	(0.29)

Currency	(0.82)	(0.16)	(0.51)

Commodity	(1.73)	(0.65)	(1.13)

Aggregate Value at Risk	(2.50)%	(1.00)%	(1.55)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the
       Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies, and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector. Exposure was primarily spread across U.S., European, Australian, Japanese, and Canadian interest rate
       sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary market exposures were to the NIKKEI 225 (Japan), TOPIX (Japan), FTSE 100
       (United Kingdom), Hang Seng (Hong Kong), SPI 200
(Australia), OMX 30 (Sweden), S&P 500 (U.S.), Taiwan (Taiwan), Euro Stox 50 (Europe), DAX (Germany), IBEX 35 (Spain), CAC 40 (France), Dow Jones (U.S.), S&P MIB (Italy), and NASDAQ 100 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to euro, Hungarian forint, Swedish krona, Polish zloty, Czech koruna, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor
       currencies.  Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
		Metals.	  The largest market exposure of the Partnership at
September 30, 2008, was to the metals sector.  The
Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, nickel, and zinc, in addition to precious metals, such as silver, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

		Energy. The second largest market exposure of the Partnership at September 30, 2008, was to the energy sector.
The Partnership?s primary energy exposure was to futures
contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in
       	the future.  Natural gas has exhibited volatility in price
resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

		Soft Commodities and Agriculturals. At September 30, 2008, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, lean hogs, sugar, live cattle, cotton, wheat, feeder cattle, orange juice, soybeans, corn, soybean oil, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.


     Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, Hong Kong dollars, Swiss francs, Japanese yen, Canadian dollars, British pounds, Swedish kronor, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.



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

       	Changes in Internal Control over Financial Reporting
	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

Additional Registration	1,750,000.000 	  October 11, 2000	      333-41684
Additional Registration	3,000,000.000 	  July 29, 2002         333-85074
Additional Registration	 7,500,000.000   	February 26, 2003	    333-103168
Additional Registration	   18,000,000.000	April 28, 2004	       333-113877
 Total Units Registered         30,250,000.000
Units sold post-conversion      18,384,853.694
Units unsold through 9/30/08    11,865,146.306
  Total Units sold through
  9/30/08                       25,055,716.094
  (pre-and post-conversion)

The managing underwriter for the Partnership is MS&Co.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2008, was $432,560,524.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008, to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.

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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management Corporation
                           (General Partner)

November 14, 2008     By:  /s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.