Form 10-Q
period 2009-03-31
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2009-05-15
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No___________

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of March 31, 2009
		and December 31, 2008 (Unaudited).............................2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited).....................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2009 and 2008 (Unaudited)............4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)...........................5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited).............................6

   		Notes to Financial Statements (Unaudited)................. 7-22

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations......... 23-31

Item 3.	Quantitative and Qualitative Disclosures About
		   Market Risk............................................31-45

Item 4. Controls and Procedures...................................45

Item 4T.Controls and Procedures...................................46

PART II. OTHER INFORMATION

Item 1A.	Risk Factors..............................................47

Item 6.	Exhibits..................................................47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                              (Unaudited)
	March 31,	 December 31,
                     2009      	           2008
	$	 $
	(Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	145,611,358	177,032,429
	Restricted cash	       7,918,695	       4,101,527

	     Total cash	   153,530,053	   181,133,956

	Net unrealized gain (loss) on open contracts (MS&Co.)	(486,328)         	       7,917,392
	Net unrealized loss on open contracts (MSIP)	             (368,926)	             (406,906)

          Total net unrealized gain (loss) on open contracts	           (855,254)	       7,510,486

	     Total Trading Equity	152,674,799	188,644,442

Interest receivable (MS&Co.)	            16,927	         24,703

	     Total Assets	   152,691,726 	   188,669,145

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	6,527,492	13,633,679
Accrued brokerage fees (MS&Co.)	790,203	895,284
Accrued management  fees 	         263,401	        298,428
Accrued incentive fee payable	              ?     	    	                1,678,806

	     Total Liabilities	      7,581,096	    16,506,197

Partners? Capital

Limited Partners (6,640,126.095 and
  7,582,467.939 Units, respectively)	143,651,594	170,429,845
General Partner (67,442.223 and
  77,106.223 Units, respectively)	       1,459,036	     1,733,103

	Total Partners? Capital	   145,110,630	 172,162,948

	Total Liabilities and Partners? Capital	     152,691,726		 188,669,145

NET ASSET VALUE PER UNIT                                                		                21.63	             22.48

<fn>                                                   The accompanying notes are an integral part
of these financial statements.

	       <table>  MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
                                                                            (Unaudited)

  	                                                                                For the Quarters Ended March 31,


                                                                         		        2009    	     2008
                                                                               	                    $		        $
INVESTMENT INCOME
	Interest income (MS&Co.)		       72,195			       809,810

EXPENSES
	Brokerage fees (MS&Co.)		2,471,461  	    2,181,492
	Management fees 		823,820	       727,165
	Incentive fees		        114,911	    2,852,970

		Total Expenses		   3,410,192	  5,761,627

NET INVESTMENT LOSS	                                                      (3,337,997)	         (4,951,817)

TRADING RESULTS
Trading profit (loss):
	Realized		5,816,228	25,345,710
	Net change in unrealized		   (8,365,740)	    (6,225,043)

    		Total Trading Results		   (2,549,512)	   19,120,667

NET INCOME (LOSS) 	   (5,887,509)	   14,168,850

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		  (5,828,284)	 14,020,894
	General Partner                                                   		            (59,225) 	  147,956
NET INCOME (LOSS) PER UNIT

	Limited Partners                           	                     (0.82)                                1.89
	General Partner                                                  (0.82)	     1.89


		                                                                Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	7,168,710.573                7,594,464.119


The accompanying notes are an integral part of these financial statements.







       <table>
	MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009 and 2008
(Unaudited)


	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                        $                         $                      $
Partners? Capital,
	December 31, 2007	7,481,800.500	134,313,027	1,419,034	135,732,061

Offering of Units	540,141.242	10,603,756	  150,000	10,753,756

Net Income                                                              ?  		  14,020,894	147,956	14,168,850

Redemptions                                                (268,721.802)	  (5,335,201)      ?  	   (5,335,201)

Partners? Capital,
   March 31, 2008	                                      7,753,219.940	 153,602,476	  1,716,990 	   155,319,466




Partners? Capital,
	December 31, 2008	7,659,574.162	170,429,845	1,733,103	172,162,948

Net Loss                                                                  ?		  (5,828,284)	(59,225)	(5,887,509)

Redemptions                                                (952,005.844)	  (20,949,967)	  (214,842)	   (21,164,809)

Partners? Capital,
   March 31, 2009	                                      6,707,568.318	 143,651,594	  1,459,036 	   145,110,630











The accompanying notes are an integral part of these financial statements.






       <table>                           MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	     For the Quarters Ended March 31,

	      2009     	      2008
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(5,887,509)	14,168,850
Noncash item included in net income (loss):
	Net change in unrealized	8,365,740	       6,225,043

(Increase) decrease in operating assets:
	Restricted cash	(3,817,168)	  7,404,237
	Interest receivable (MS&Co.)	7,776	    160,154

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(105,081) 	  139,028
	Accrued management fees 	      (35,027)	 46,343
    	Accrued incentive fee payable	   (1,678,806)  	                           ?

Net cash provided by (used for) operating activities	   (3,150,075) 	    28,143,655


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                       ?       	11,271,503
Cash paid for redemptions of Units 	   (28,270,996)	  (5,505,177)


Net cash provided by (used for) financing activities	   (28,270,996)	  5,766,326

Net increase (decrease) in unrestricted cash	(31,421,071)	33,909,981

Unrestricted cash at beginning of period	   177,032,429	 113,780,309


Unrestricted cash at end of period                                        	   145,611,358	 147,690,290









The accompanying notes are an integral part of these financial statements.



       <table>                    MORGAN STANLEY CHARTER ASPECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)







Futures and Forward Contracts
       Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
          Loss

Percentage of
   Net Assets
        Net
  Unrealized
  Gain/(Loss)

$
%
   $
%
$

March 31, 2009, Partnership Net Assets: $145,110,630



Commodity
     (55,100)
       (0.04)
   (727,378)
       (0.50)
  (782,478)
Equity
       (1,040)
           ?
   (420,752)
       (0.29)
  (421,792)
Foreign currency
     (15,416)
       (0.01)
(1,689,070)
       (1.16)
 (1,704,486)
Interest rate
 1,250,677
        0.86
        (7,918)
       (0.01)
 1,242,759






     Grand Total:
 1,179,121
        0.81
(2,845,118)
       (1.96)
(1,665,997)

     Unrealized Currency Gain




        0.56

   810,743

     Total Net Unrealized Loss on Open Contracts



   (855,254)



7,510,486

December 31, 2008, Partnership Net Assets: $172,162,948



Commodity
    253,941
        0.15
   (332,170)
       (0.19)
    (78,229)
Equity
        2,335
           ?
   (115,208)
       (0.07)
  (112,873)
Foreign currency
    674,424
        0.39
(1,113,530)
       (0.65)
   (439,106)
Interest rate
 7,328,297
        4.26
         ?
         ?
 7,328,297






     Grand Total:
 8,258,997
        4.80
(1,560,908)
       (0.91)
  6,698,089

     Unrealized Currency Gain




        0.47

   812,397

     Total Net Unrealized Gain on Open Contracts





7,510,486








The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Aspect L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series").

MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Aspect Capital Limited (the ?Trading
Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. credits the Partnership at each month end with interest income on 100% of the Partnership?s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S.



       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.








       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Losses)
                          On Open Contracts              Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
	            $            $            $
Mar. 31 2009	849,236	(1,704,490)     (855,254)	 Sep. 2011	Apr. 2009
Dec. 31, 2008	7,949,609	  (439,123)	 7,510,486	 Mar. 2010	   Jan. 2009






       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the aggregate, totaled $154,379,289 and $189,083,565 at March 31, 2009, and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented as position direction, is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.


The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.

The Effect of Trading Activities on the Statement of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
Unrealized
Gain

      Long
L      Unrealized
      Loss

         Short
         Unrealized
           Gain

             Short
          Unrealized
          Loss

      Net
   Unrealized
  Gain/(Loss)

Total number
of outstanding
  contracts

                 $
$
   $
    $
    $

<c>          <    <c>
March 31, 2009













Tr  Commodity
                               29,945
        (85,045)
      259,933
        (987,311)
            (782,478)
            1,263
K   Equity
                   ?
          (1,040)
        10,681
        (431,433)
            (421,792)
               251
K   Foreign currency
               27,504
        (42,920)
            ?
     (1,689,070)
         (1,704,486)
               875
K   Interest rate
          1,415,907
    (165,230)
                 ?_   _
         (7,918)
          1,242,759
            2,798
K        Total
   1,473,356
    (294,235)
        270,614
  (3,115,732)
         (1,665,997)

K        Unrealized currency gain




              810,743

K        Total net unrealized loss






             on open contracts




       (855,254)

</table>- 15 -
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Based upon the Trading Advisor?s historical trading, it can generally be expected that the Partnership will trade approximately 1000 round turn contracts per million under management over the course of a year or approximately 250 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisor?s volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.

The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009, included in Total
Trading Results:


Type of Instrument
     $
Tr  Commodity
             143,736
K   Equity
            (756,200)
K   Foreign currency
         (1,690,358)
K   Interest rate
            (245,036)
K   Unrealized currency loss
                (1,654)
K        Total
     (2,549,512)

<table> <caption> Line Item on the Statements of Operations for the Three Months Ended March 31, 2009:


Trading Results
  $
Tr  Realized
          5,816,228
K   Net change in unrealized
         (8,365,740)
K      Total Trading Results
  (2,549,512)

      MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.

5. Fair Value Measurements
Management has continued to evaluate the application of SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).


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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009 and December 31, 2008:

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
<table> <caption> March 31, 2009



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Net unrealized gain (loss) on open
contracts


$849,236

      $(1,704,490)

 n/a


                $(855,254)
December 31, 2008



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Net unrealized gain (loss) on open
contracts


$ 7,949,609

         $ (439,123)

 n/a


                   $ 7,510,486

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.

7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the ?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.

At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisor. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.

       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
                              - 23 -


       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest, (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
                               - 24 -


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



Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the
Financial Statements on pages 2 through 22 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
- 26 -


       For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(2,477,317) and expenses totaling $3,410,192, resulting in a net loss of $5,887,509 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $22.48 at December 31, 2008, to $21.63 at March 31, 2009.

The most significant trading losses of approximately 1.1% were incurred within the currency sector, primarily during March, from short positions in the Swiss franc, New Zealand dollar, British pound, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed lower against most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of ?toxic assets? from bank balance sheets. Additional losses were recorded from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals during February amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Within the global stock index sector, losses of approximately 0.6% were experienced primarily during March from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 officials indicated that participating
       governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also supported higher amid an expansion of the U.S. Federal Reserve?s financial-rescue strategy, which boosted speculation that government programs would possibly revive economic growth in the near-term. Within the agricultural markets, losses of approximately 0.4% were experienced primarily during March from short futures positions in the soybean complex, corn, cocoa, and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities. Additional losses of approximately 0.4% were incurred within the metals markets, primarily during March, from short positions in copper, lead, and zinc futures as prices increased on optimism that China?s economic stimulus plan would help boost demand for base metals. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.8% recorded within the energy markets, primarily during January and February, from short futures positions in natural gas and crude oil as prices moved lower amid speculation that the ongoing global economic recession might further erode energy demand.

       For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $19,930,477 and expenses totaling $5,761,627, resulting in net income of $14,168,850 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $18.14 at December 31, 2007, to $20.03 at March 31, 2008.

The most significant trading gains of approximately 5.7% were recorded in the global interest rate sector, primarily during January and February, from long positions in U.S., Japanese, and Canadian fixed-income futures as prices increased in a "flight-to-quality" following a sharp decline in the global equity markets and concerns that a possible economic recession in the United States would weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains of approximately 3.7% were experienced in the agricultural markets, primarily during January and February, from long futures positions in the soybean complex and corn as prices rose following news that global production might drop, while demand from China might climb after severe winter storms damaged some of the nation?s major crops. Elsewhere, long positions in cocoa futures resulted in gains as prices moved higher in January and February amid diminishing inventories in the U.S. and concerns that
                              - 29 ?
       supplies from the Ivory Coast, the world's largest
producer, would be disrupted by a labor strike and dry growing conditions. Meanwhile, long positions in coffee futures recorded gains in February as prices increased on worries regarding future supplies from Brazil and Vietnam. Within the global stock index sector, gains of approximately 1.8% were experienced throughout the quarter from short positions in European, U.S., and Japanese equity index futures as prices moved lower throughout the quarter on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Further gains of approximately 1.7% were recorded in the currency sector, primarily during February and March, from long positions in the euro, Swiss franc, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar declined against these currencies due to the aforementioned disappointing U.S. economic data and concerns regarding a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Smaller gains of approximately 0.3% were experienced in the metals markets, primarily during January and February, from long futures positions in gold, silver, and platinum as prices moved higher amid a drop in the value of the U.S. dollar, weakness within the global equity markets, and concerns regarding accelerating global inflation, which spurred demand for "safe haven" investments. A portion of the Partnership?s gains for the quarter was offset by
       losses of approximately 0.1% within the energy sector, primarily during January, from short positions in natural gas futures as prices increased amid forecasts for colder weather and expectations of a decline in U.S. inventories.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded
                             - 31 -
(page> futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative
       trading.  The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

      The Partnership?s risk exposure in the market sectors
traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series. ? 34 -
      The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009 and 2008.
At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $145 million and $155 million, respectively.

       <table> <caption>
Primary Market             March 31, 2009    	    March 31, 2008
Risk Category              Value at Risk          Value at Risk
Interest Rate	(0.53)%	           (0.48)%
Equity	          (0.24)	(0.30)
Currency	              (0.35)	               (0.40)
Commodity	                     (0.50)	(0.75)
Aggregate Value at Risk	(1.05)%	(1.04)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009.
       <table> <caption>
Primary Market Risk Category        High      Low      Average
Interest Rate	(0.69)%	(0.53)%	(0.58)%

Equity	(0.56)	(0.05)	(0.26)

Currency	(0.65)	(0.14)	(0.32)

Commodity	(1.40)	(0.50)	(0.77)

Aggregate Value at Risk	(1.64)%	(0.94)%	(1.16)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;


- 37 -
*	       VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or
hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.


In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 101% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across European, Australian, U.S., Japanese, and Canadian interest rate sectors.
       Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries- e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations.
The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the
       U.S. dollar.  At March 31, 2009, the Partnership?s major exposures were to euro, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary market exposures were to the FTSE 100 (United Kingdom), SPI 200 (Australia), Euro Stox 50 (Europe), S&P 500 (U.S.), IBEX 35 (Spain), S&P MIB (Italy), CAC 40 (France), Canadian S&P 60 (Canada), DAX (Germany), TOPIX (Japan), OMX 30 (Sweden), Dow Jones (U.S.), AEX (The Netherlands), Hang Seng (Hong Kong), All Share (South Africa), Russell 2000 (U.S.), NASDAQ 100 (U.S.), and Nikkei 225 (Japan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.
       Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure was to the coffee, cocoa, corn, lean hogs, sugar, cotton, live cattle, soybeans, wheat, soybean oil, orange juice, rapeseed, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  The third largest market exposure of the Partnership
at March 31, 2009, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, nickel, zinc, and lead, in addition to precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in
       these markets result from geopolitical developments,
particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in Japanese yen, Hong Kong dollars, Australian dollars, euros, British pounds, Canadian dollars, Singapore dollars, South African rand, Swiss francs, and Swedish kronor. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts

       to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.



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



	Changes in Internal Control over Financial Reporting
	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       Item 4T. CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


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




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management LLC
                           (General Partner)

May 15, 2009          By:  /s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.