Form 10-Q
period 2009-06-30
MORGAN STANLEY CHARTER ASPECT L.P.
filed 2009-08-12
CIK 914747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to__________________

Commission File Number: 0-26282

	MORGAN STANLEY CHARTER ASPECT L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3775071
(State or other jurisdiction of		   	 	  (I.R.S. Employer
incorporation or organization)			        Identification No.)

Demeter Management LLC
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

Large accelerated filer______ 		Accelerated filer______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> MORGAN STANLEY CHARTER ASPECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008........................ ................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 .................................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2009 and 2008 ......................4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008 ........................... ...........5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008.........................................6

   		Notes to Financial Statements .............................7-23

Item 2.	Management?s Discussion and Analysis of
		   Financial Condition and Results of Operations......... 24-37

Item 3.	Quantitative and Qualitative Disclosures About
		   Market Risk............................................37-51

Item 4. Controls and Procedures................................51-52

Item 4T.Controls and Procedures...................................52

PART II. OTHER INFORMATION

Item 1A.	Risk Factors..............................................53

Item 6.	Exhibits..................................................53



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                              (Unaudited)
	June 30,	 December 31,
                      2009      	           2008
	$	 $

ASSETS
Trading Equity:
	Unrestricted cash	110,978,324	177,032,429
	Restricted cash	    11,755,665	       4,101,527

	     Total cash	 122,733,989	   181,133,956

	Net unrealized gain on open contracts (MS&Co.)	         601,332	       7,917,392
	Net unrealized loss on open contracts (MSIP)	        (962,585)	             (406,906)

          Total net unrealized gain (loss) on open contracts	           (361,253)	       7,510,486

	     Total Trading Equity	     122,372,736		 188,644,442

Interest receivable (MS&Co.)	               7,727	         24,703

	     Total Assets	    122,380,463 	   188,669,145

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable 	2,231,793	13,633,679
Accrued brokerage fees (MS&Co.)	664,350	895,284
Accrued management  fees 	                   221,450	        298,428
Accrued incentive fee payable	  	?    	                1,678,806

	     Total Liabilities	       3,117,593	    16,506,197

Partners? Capital

Limited Partners (6,345,528.546 and
  7,582,467.939 Units, respectively)	118,041,825	170,429,845
General Partner (65,639.223 and
  77,106.223 Units, respectively)	        1,221,045	     1,733,103

	Total Partners? Capital	    119,262,870	 172,162,948

	Total Liabilities and Partners? Capital		   122,380,463		 188,669,145

NET ASSET VALUE PER UNIT                                                		               18.60	             22.48



The accompanying notes are an integral part of these financial statements. </table>
	       <table> MORGAN STANLEY CHARTER ASPECT L.P.
	STATEMENTS OF OPERATIONS
                                                                            (Unaudited)
                              For the Three Months	                            For the Six Months
  	             Ended June 30,     	                            Ended June 30,

                          2009     	        2008    	       2009   	     2008
                             $	               $	           $ 	         $
INVESTMENT INCOME
	Interest income (MS&Co.)	       30,901		      621,014		      103,096	 	                1,430,824

EXPENSES
	Brokerage fees (MS&Co.)	2,078,238	2,306,602	4,549,699		4,488,094
	Management fees 	    692,747            	 768,867           	1,516,567 	 	    1,496,032
	Incentive fees	           ?                        631,295	                 114,911             	    3,484,265

		   Total Expenses 	    2,770,985	   3,706,764	     6,181,177		    9,468,391

NET INVESTMENT LOSS 	    (2,740,084)	     (3,085,750)	   (6,078,081)		   (8,037,567)

TRADING RESULTS
Trading profit (loss):
	Realized	(17,728,612)	1,604,844	(11,912,384)		26,950,554
	Net change in unrealized	         494,001	     9,629,755	   (7,871,739)		    3,404,712

		   Total Trading Results	    (17,234,611)	    11,234,599	  (19,784,123)	  30,355,266

NET INCOME (LOSS) 	   (19,974,695)	     8,148,849	   (25,862,204)		   22,317,699


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(19,773,376)	8,065,483	(25,601,660)             22,086,377
	General Partner 	(201,319)	83,366	               (260,544)                  231,322

NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	 (3.04)	0.98	(3.75) 	 	                  2.87
	General Partner                                            	 (3.04)	 0.98	(3.75)	       	            2.87

                                                    Units                          Units     	             Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   6,563,356.016		  8,015,783.627	6,888,671.148	7,812,538.721






The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)


	      Units of
	        Partnership	 Limited	    General
	       Interest       	  Partners  	    Partner    	    Total
                                                    $                         $                      $
Partners? Capital,
	December 31, 2007	7,481,800.500	134,313,027	1,419,034	135,732,061

Offering of Units                                         1,415,743.017         28,010,598		  150,000	28,160,598

Net Income	?	22,086,377	 231,322		22,317,699

Redemptions                                               (568,486.123)	   (11,253,799)                ?               (11,253,799)

Partners? Capital,
   June 30, 2008                                          8,329,057.394	 173,156,203	  1,800,356 	   174,956,559




Partners? Capital,
	December 31, 2008	7,659,574.162	170,429,845	1,733,103	172,162,948

Net Loss	?	(25,601,660)	(260,544)	(25,862,204)

Redemptions                                              (1,248,406.393)	   (26,786,360)         (251,514)         (27,037,874)

Partners? Capital,
   June 30, 2009                                          6,411,167.769	 118,041,825	  1,221,045 	   119,262,870















The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER ASPECT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	     For the Six Months Ended June 30,

	      2009     	      2008
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(25,862,204)	22,317,699
Noncash item included in net income (loss):
	Net change in unrealized	7,871,739	      (3,404,712)

(Increase) decrease in operating assets:
	Restricted cash	(7,654,138)	  3,722,652
	Interest receivable (MS&Co.)	16,976	    114,046

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	 (230,934)	  144,109
	Accrued management fees 	                                                            (76,978)                        48,036
    	Accrued incentive fee payable	                                  (1,678,806)	               631,295

Net cash provided by (used for) operating activities	   (27,614,345) 	    23,573,125


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                                                       ?               	26,205,297
Cash paid for redemptions of Units 	   (38,439,760)	 (10,955,745)

Net cash provided by (used for) financing activities	   (38,439,760)	    15,249,552

Net increase (decrease) in unrestricted cash	(66,054,105)	38,822,677

Unrestricted cash at beginning of period	    177,032,429	 113,780,309

Unrestricted cash at end of period                                        	   110,978,324	 152,602,986










The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY CHARTER ASPECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)







Futures and Forward Contracts
       Long
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
     Gain/(Loss)

Percentage of
   Net Assets
        Net
  Unrealized
  Gain/(Loss)

$
%
   $
%
$

June 30, 2009, Partnership Net Assets: $119,262,870



Commodity
    151,318
        0.13
   (166,683)
       (0.14)
    (15,365)
Equity
    125,283
        0.11
      75,100
        0.06
  200,383
Foreign currency
    583,853
        0.49
  (662,411)
       (0.56)
      (78,558)
Interest rate
  (528,496)
       (0.44)
  (664,848)
       (0.56)
 (1,193,344)






     Grand Total:
   331,958
        0.29
  (1,418,842)
       (1.20)
(1,086,884)

     Unrealized Currency Gain




        0.61

   725,631

     Total Net Unrealized Loss on Open Contracts



  (361,253)



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

June 30, 2009

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

1.  Organization
Morgan Stanley Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series").


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management LLC (?Demeter?). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Aspect Capital Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Inc. into a new joint venture. The transaction closed on June 1, 2009.

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin
                              - 9 ?

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



requirements as needed. Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. credits the Partnership at each month end with interest income on 100% of the Partnership?s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("FASB") Interpretation No.
48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


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

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Losses)
                          On Open Contracts              Longest Maturities

                 Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
Date              Traded        Traded       Total     Traded       Traded
                    $            $            $
Jun. 30, 2009	   (282,695)	     (78,558)   (361,253)	 Sep. 2011 	Jul. 2009
Dec. 31, 2008	7,949,609	  (439,123)	 7,510,486	 Mar. 2010	Jan. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.
The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-
                             - 13 ?
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $122,451,294 and $189,083,565 at June 30, 2009, and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange?traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

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

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.



The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.
       <table> MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

      Long
Unrealized
Gain

       Long
L       Unrealized
       Loss

         Short
         Unrealized
         Gain

              Short
          Unrealized
          Loss

          Net
     Unrealized
    Gain/(Loss)

Total number
of outstanding
  contracts

                 $
$
    $
    $
      $

June 30, 2009






 Commodity
                737,218
                (585,900)
                842,678
              (1,009,361)
                    (15,365)
            2,089
K   Equity
125,458
      (175)
  95,745
  (20,645)
    200,383
               397
K   Foreign currency
918,928
(335,075)
-
(662,411)
      (78,558)
            2,370
K   Interest rate
    268,679
   (797,175)
  28,740
   (693,588)
(1,193,344)
            7,030
K        Total
 2,050,283
 (1,718,325)
967,163
(2,386,005)
(1,086,884)








K        Unrealized currency gain




              725,631

K        Total net unrealized loss






             on open contracts




       (361,253)

The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in
Total Trading Results:

     For the Three Months
       For the Six Months

     Ended June 30, 2009
     Ended June 30, 2009

  $
  $
Type of Instrument


     Commodity
         (7,241,340)
          (7,097,604)
K   Equity
                45,448
              (710,752)
K   Foreign currency
          (3,543,487)
           (5,233,845)
K   Interest rate
          (6,410,120)
           (6,655,156)
K   Unrealized currency loss
              (85,112)
        (86,766)
K        Total
  (17,234,611)
    (19,784,123)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

     For the Three Months
      For the Six Months

     Ended June 30, 2009
    Ended June 30, 2009

  $
  $
Trading Results


      Realized
        (17,728,612)
        (11,912,384)
K   Net change in unrealized
        494,001
   (7,871,739)
K      Total Trading Results
  (17,234,611)
   19,784,123

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. Fair Value Measurements
As define by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:

June 30, 2009



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Net unrealized loss on open contracts

$(282,695)
         $(78,558)

 n/a

$(361,253)


       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Net unrealized gain (loss) on open
contracts


$ 7,949,609

         $ (439,123)

 n/a


                   $ 7,510,486

7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly


In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About
Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the

       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No. 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

- 22 ?
       MORGAN STANLEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
                              - 24 -


       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest, (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
                               - 25 -


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


Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the
Financial Statements on pages 2 through 23 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
- 27 -


       For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(17,203,710) and expenses totaling $2,770,985, resulting in a net loss of $19,974,695 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $21.63 at March 31, 2009, to $18.60 at June 30, 2009.

The most significant trading losses of approximately 4.9% were incurred within the global interest rate sector, primarily during April and June, from long positions in U.S. and European fixed-income futures as prices reversed lower in April after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were recorded in June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence. Meanwhile, short positions in Japanese fixed-income futures resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the energy markets, losses of approximately 3.1% were recorded primarily during May and June from short futures positions in crude oil and its related products, as well as short positions in natural gas futures, as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. Within the currency sector, losses of approximately 2.5% were
       experienced primarily during April and May from short positions in the euro, British pound, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first half of the quarter after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additional losses were recorded during June from long positions in the Japanese yen and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve would raise interest rates following news that U.S. payrolls fell less-than-expected in May. Within the metals markets, losses of approximately 2.4% were incurred primarily during April and June from short futures positions in aluminum, lead, and nickel as prices increased on sentiment that efforts by the Chinese government to revive that nation?s economy might boost demand for base metals. Smaller losses were experienced during June from long positions in silver and gold futures as prices dropped due to a sharp rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.2% recorded within the agricultural markets, primarily during June, from long positions in soybean meal futures as prices increased towards the end of the month on concerns that hot weather would threaten U.S. crops. Additional gains were experienced from short positions in lean
       hog futures as prices fell on speculation that demand for
U.S. pork products would remain sluggish amid ongoing swine flu concerns. Furthermore, gains were achieved from long positions in sugar futures as prices moved higher amid expectations of a drop in global production. Smaller gains of approximately 0.1% were experienced within the global stock index sector, primarily during May, from long positions in Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.

The Partnership recorded total trading results including interest income totaling $(19,681,027) and expenses totaling $6,181,177, resulting in a net loss of $25,862,204 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $22.48 at December 31, 2008, to $18.60 at June 30, 2009.

The most significant trading losses of approximately 5.0% were recorded within the global interest rate sector, primarily during January, April, and June. During January, losses were recorded from long positions in U.S. and European fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. Additional losses were incurred
                              - 30 ?
       during April and June from long positions in U.S.,
European, and Australian fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy and better-than-expected economic data reduced demand for the relative ?safety? of government bonds. Within the currency sector, losses of approximately 3.6% were recorded primarily during March, April, and May from short positions in the British pound, euro, Canadian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additional losses were incurred during June from long positions in the Japanese yen and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve would raise interest rates. Within the metals markets, losses of approximately 2.8% were experienced primarily during March and April from short futures positions in aluminum, lead, nickel, and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Additional losses were incurred during June from long positions in silver and gold futures as prices reversed lower due to a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. Within the energy markets, losses of approximately 2.4% were recorded primarily during March, May, and June from
                              - 31 ?
       short futures positions in crude oil and its related
products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand. Within the global stock index sector, losses of approximately 0.5% were incurred primarily during March and April from short positions in U.S. and European equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also supported higher amid an expansion of the U.S. Federal Reserve?s financial-rescue strategy, which boosted speculation that government programs might revive economic growth in the near term.
Additional losses of approximately 0.2% were experienced within the agricultural markets, primarily during May, from short positions in coffee futures as prices increased after rainfall damaged crops in South America. Further losses were recorded from short and long positions in cocoa futures as prices moved without consistent direction due to conflicting data regarding supply and demand.
For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $11,855,613 and expenses totaling $3,706,764, resulting in net income of $8,148,849 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $20.03 at March 31, 2008, to $21.01 at June 30, 2008.
       The most significant trading gains of approximately 7.0%
were experienced in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the agricultural sector, gains of approximately 1.4% were recorded, primarily during June, from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated.
Additional gains of approximately 1.3% were experienced in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime related writedowns might
       erode corporate earnings and continue to slow global
economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Smaller gains of approximately 0.2% were recorded within the currency sector, primarily during May and June, from long positions in the Hungarian forint and Czech koruna versus the euro as the value of these currencies increased relative to the euro amid investor speculation that economic growth in Hungary and the Czech Republic would continue to outpace that of the Euro-Zone. Meanwhile, further gains were experienced from long positions in the Mexican peso and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on concerns of a slowing U.S. economy. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.3% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected in 2008 due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $31,786,090 and expenses totaling $9,468,391, resulting in net income of $22,317,699 for the six months ended
June 30, 2008.  The Partnership?s net asset value per Unit

       increased from $18.14 at December 31, 2007, to $21.01 at
June 30, 2008.

The most significant trading gains of approximately 6.8% were experienced within the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the agricultural markets, gains of approximately 5.2% were recorded, primarily during January, February, and June, from long futures positions in the soybean complex and corn as prices increased following news that global production might drop, rising energy prices might boost demand for alternative biofuels, and severe floods in the U.S. Midwest had damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in
       June amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Within the global interest rate sector, gains of approximately 3.3% were experienced, primarily during January and February, from long positions in U.S. fixed income futures as prices moved higher in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains were recorded during May and June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Within the global stock index sector, gains of approximately 3.1% were experienced, primarily during January, February, May, and June, from short positions in European, U.S., and Japanese equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 1.8% were recorded within the currency sector, primarily during February, March, May, and June, from long positions in the euro, Mexican peso, and Australian dollar as the
       value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of the U.S., which fueled persistent concerns of a possible economic recession in the U.S. Smaller gains of approximately 0.3% were experienced, primarily during January, February, and June, from long futures positions in gold and silver as prices rose due to a sharp drop in the value of the U.S. dollar.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that
       occurred over this time period.  This generates a
probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At

       June 30, 2009 and 2008, the Partnership?s total
capitalization was approximately $119 million and $175 million, respectively.


Primary Market             June 30, 2009    	     June 30, 2008
Risk Category              Value at Risk          Value at Risk

Interest Rate	                (1.30)%	             (0.57)%
Currency	              (0.43)	               (0.65)
Equity	          (0.20)	(0.56)
Commodity	                     (0.76)	(1.40)
Aggregate Value at Risk	       (1.60)%	(1.64)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.30)%	(0.53)%	(0.77)%

Currency	(0.65)	(0.14)	(0.39)

Equity	(0.56)	(0.05)	(0.26)

Commodity	(1.40)	(0.50)	(0.79)

Aggregate Value at Risk	(1.64)%	(0.94)%	(1.31)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;

-	43 ?

*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisor, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
       Interest Rate.  The second largest market exposure of the
Partnership at June 30, 2009, was to the global interest rate sector. Exposure was primarily spread across European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt
                              - 47 ?
       the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to euro, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary market exposures were to the FTSE 100 (United Kingdom), Nikkei 225 (Japan), Hang Seng (Hong Kong), OMX 30 (Sweden), S&P 500 (U.S.), Taiwan (Taiwan), TOPIX (Japan), IBEX 35 (Spain), NASDAQ 100 (U.S.), Euro Stox 50 (Europe), SPI 200 (Australia), DAX (Germany), Canadian S&P 60 (Canada), H-Shares (Hong Kong), S&P MIB (Italy), CAC 40 (France), Dow Jones (U.S.), All Share (South Africa), and AEX (The Netherlands) stock indices. The
                              - 48 ?
       Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the sugar, soybeans, soybean meal, coffee, lean hogs, corn, live cattle, cocoa, orange juice, feeder cattle, cotton, wheat, and soybean oil markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at June 30, 2009, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be
                          - 49 ?
       experienced in the future.  Natural gas has
exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.


Metals.	At June 30, 2009, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, nickel, and lead, in addition to precious metals, such as silver, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.


     Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in Japanese yen, British pounds, Hong Kong dollars, Canadian dollars,
Australian dollars, euros, Singapore dollars, Swiss francs, Swedish kronor, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.
        Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.



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

	Changes in Internal Control over Financial Reporting
	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over
	       financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.


Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Charter Aspect L.P.
                       (Registrant)

                      By:  Demeter Management LLC
                           (General Partner)

August 12, 2009       By:  /s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

2146:
2147:

2149: