Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2010-11-10
CIK 914747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-47

Item 4.	Controls and Procedures	47-48

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	49

Item 6.	Exhibits	49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	97,795,744	101,013,648
Restricted cash	6,775,673	13,630,081

Total cash	104,571,417	114,643,729

Net unrealized gain (loss) on open contracts (MS&Co.)	6,334,966	(206,150)
Net unrealized gain on open contracts (MSIP)	319,891	445,943

Total net unrealized gain on open contracts	6,654,857	239,793

Total Trading Equity	111,226,274	114,883,522

Interest receivable (MSSB)	10,090	—

Total Assets	111,236,364	114,883,522

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	1,988,833	965,075
Accrued brokerage fees (MS&Co.)	548,822	603,471
Accrued management fees	182,941	201,157
Interest payable (MS&Co.)	—	89

Total Liabilities	2,720,596	1,769,792

Partners’ Capital

Limited Partners (5,404,662.912 and 5,981,069.975 Units, respectively)	107,404,785	111,976,636
General Partner (55,905.223 and 60,736.223 Units, respectively)	1,110,983	1,137,094

Total Partners’ Capital	108,515,768	113,113,730

Total Liabilities and Partners’ Capital	111,236,364	114,883,522

NET ASSET VALUE PER UNIT	19.87	18.72

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	35,657	25,043	77,960	128,139

EXPENSES
Brokerage fees (MS&Co.)	1,609,235	1,772,643	4,930,038	6,322,342
Management fees	536,411	590,880	1,643,346	2,107,447
Incentive fee	–	–	–	114,911

Total Expenses	2,145,646	2,363,523	6,573,384	8,544,700

NET INVESTMENT LOSS	(2,109,989)	(2,338,480)	(6,495,424)	(8,416,561)

TRADING RESULTS
Trading profit (loss):
Realized	4,775,195	1,222,987	6,532,380	(10,689,397)
Net change in unrealized	2,954,673	5,959,683	6,415,064	(1,912,056)
	7,729,868	7,182,670	12,947,444	(12,601,453)

Proceeds from Litigation Settlement	40,052	–	40,052	–

Total Trading Results	7,769,920	7,182,670	12,987,496	(12,601,453)

NET INCOME (LOSS)	5,659,931	4,844,190	6,492,072	(21,018,014)

NET INCOME (LOSS) ALLOCATION

Limited Partners	5,601,970	4,795,582	6,426,064	(20,806,078)
General Partner	57,961	48,608	66,008	(211,936)

NET INCOME (LOSS) PER UNIT *

Limited Partners	1.01	0.77	1.15	(3.13)
General Partner	1.01	0.77	1.15	(3.13)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,636,712.630	6,328,704.515	5,807,619.629	6,712,434.833

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	6,041,806.198	111,976,636	1,137,094	113,113,730

Net Income	–	6,426,064	66,008	6,492,072

Redemptions	(581,238.063)	(10,997,915)	(92,119)	(11,090,034)

Partners’ Capital,
September 30, 2010	5,460,568.135	107,404,785	1,110,983	108,515,768

Partners’ Capital,
December 31, 2008	7,659,574.162	170,429,845	1,733,103	172,162,948

Net Loss	–	(20,806,078)	(211,936)	(21,018,014)

Redemptions	(1,414,592.592)	(29,889,647)	(282,373)	(30,172,020)

Partners’ Capital,
September 30, 2009	6,244,981.570	119,734,120	1,238,794	120,972,914

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
September 30, 2010 Partnership Partners’ Capital: $108,515,768

Commodity	2,668,896	2.46	(596,761)	(0.55)	2,072,135
Equity	111,150	0.10	(95,267)	(0.09)	15,883
Foreign currency	1,744,297	1.61	2,941	–	1,747,238
Interest rate	2,128,688	1.96	(15,383)	(0.01)	2,113,305

Grand Total:	6,653,031	6.13	(704,470)	(0.65)	5,948,561

Unrealized Currency Gain				0.65	706,296

Total Net Unrealized Gain on Open Contracts					6,654,857

	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $113,113,730

Commodity	829,767	0.73	29,079	0.02	858,846
Equity	871,369	0.77	(2,147)	–	869,222
Foreign currency	(843,556)	(0.75)	459,318	0.41	(384,238)
Interest rate	(1,780,583)	(1.57)	34,276	0.03	(1,746,307)

Grand Total:	(923,003)	(0.82)	520,526	0.46	(402,477)

Unrealized Currency Gain				0.57	642,270

Total Net Unrealized Gain on Open Contracts					239,793

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

1.  Organization
Morgan Stanley Smith Barney Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter WNT L.P. (“Charter WNT”), and Morgan Stanley Smith Barney Charter Campbell L.P. (“Charter Campbell”) (collectively, the "Charter Series").  Prior to August 23, 2010, the Charter Series was comprised of the Partnership, Charter Campbell, Charter WNT, and Managed Futures Charter Graham L.P. (formerly, Morgan Stanley Smith Barney Charter Graham L.P.).

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	4,913,068	1,741,789	6,654,857	Mar. 2013	Dec. 2010
Dec. 31, 2009	601,960	(362,167)	239,793	Jun. 2012	Jan. 2010

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gain (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $109,484,485 and $115,245,689 at September 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts, to perform.  The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flows.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$

Commodity	2,804,147	(135,251)	254,740	(851,501)	2,072,135	1,238
Equity	174,029	(62,879)	3,942	(99,209)	15,883	546
Foreign currency	1,744,323	(26)	112,579	(109,638)	1,747,238	957
Interest rate	2,675,354	(546,666)	2,259	(17,642)	2,113,305	4,524
Total	7,397,853	(744,822)	373,520	(1,077,990)	5,948,561

Unrealized currency gain					706,296

Total net unrealized gain on open contracts					6,654,857

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	2,048,490	(1,218,723)	128,586	(99,507)	858,846	1,683
Equity	871,844	(475)	–	(2,147)	869,222	623
Foreign currency	128,587	(972,143)	504,260	(44,942)	(384,238)	1,178
Interest rate	331,046	(2,111,629)	49,343	(15,067)	(1,746,307)	4,795
Total	3,379,967	(4,302,970)	682,189	(161,663)	(402,477)

Unrealized currency gain					642,270
Total net unrealized gain on open contracts					239,793

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	(472,992)	(7,068,444)
Equity	(930,571)	(4,164,838)
Foreign currency	2,655,323	3,195,801
Interest rate	6,572,103	20,920,899
Unrealized currency gain/(loss)	(93,995)	64,026
Proceeds from Litigation Settlement	40,052	40,052
Total	7,769,920	12,987,496

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	4,775,195	6,532,380
Net change in unrealized	2,954,673	6,415,064
Proceeds from Litigation Settlement	40,052	40,052
Total Trading Results	7,769,920	12,987,496

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009 included in Total Trading Results:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
	$	$
Type of Instrument

Commodity	864,965	(6,232,639)
Equity	1,270,545	559,793
Foreign currency	1,197,070	(4,036,775)
Interest rate	3,914,581	(2,740,575)
Unrealized currency loss	(64,491)	(151,257)
Total	7,182,670	(12,601,453)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2009:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Trading Results	$	$

Realized	1,222,987	(10,689,397)
Net change in unrealized	5,959,683	(1,912,056)
Total Trading Results	7,182,670	(12,601,453)

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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	4,913,068	–	n/a	4,913,068
Net unrealized gain on forward contracts	–	1,741,789	n/a	1,741,789

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	601,960	—	n/a	601,960
Net unrealized loss on forward contracts	—	(362,167)	n/a	(362,167)

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

 (d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on pages 21 and 22.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter. Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities. Management believes that the Partnership meets the criteria for the indefinite deferral of the application of this guidance.

(g)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

9.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $7,805,577 and expenses totaling $2,145,646, resulting in net income of $5,659,931 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $18.86 at June 30, 2010 to $19.87 at September 30, 2010.

The most significant trading gains of approximately 6.2% were recorded within the global interest rate sector, primarily during July and August. In July, gains were achieved from long positions in U.S. fixed-income futures as prices rose on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if the economy slows. During August, long positions in European, U.S., and Australian fixed-income futures achieved gains as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains of approximately 2.4% were experienced within the currency sector, primarily during September, from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved from long positions in the Swiss franc, Singapore dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Within the metals sector, gains of approximately 0.8% were achieved primarily during September due to long futures positions in silver and gold as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long positions in copper futures as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest base metals user. Gains of approximately 0.5% were achieved within the agricultural complex, primarily during September, from long positions in cotton futures as prices increased on signs that global demand may outpace limited supplies. Elsewhere, long positions in corn futures resulted in gains after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.8% incurred within the energy sector, primarily during July and September. In July, short futures positions in crude oil and its related products experienced losses as prices increased after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. During September, short futures positions in crude oil and its related products resulted in losses as prices rose after positive economic indicators restored confidence that the global economic recovery may stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak. Within the global stock index markets, losses of approximately 0.9% were experienced primarily during July from short positions in European and U.S. equity index futures as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports.

The Partnership recorded total trading results including interest income totaling $13,065,456 and expenses totaling $6,573,384, resulting in net income of $6,492,072 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $18.72 at December 31, 2009 to $19.87 at September 30, 2010.

The most significant trading gains of approximately 20.7% were achieved within the global interest rate sector throughout the majority of the first nine months of the year from long positions in U.S., European, and Japanese fixed-income futures.  In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing and after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy. In the currency sector, gains of approximately 2.9% were recorded primarily during February, March, and April from short positions in the euro versus the

U.S. dollar, Swedish krona, and Norwegian krone as the value of the euro moved lower against most of its rivals on growing concerns that Greece’s mounting debt burden might spread to other European nations. In September, gains were experienced from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved from long positions in the Swiss franc, Singapore dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 3.7% incurred within the global stock index sector, primarily during January and May, from long positions in U.S., European, and Pacific Rim equity index futures. Equity index futures prices reversed lower in January due to disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. During May, prices fell on the aforementioned worries regarding Greece’s sovereign debt crisis and uncertainty regarding policy actions in Europe. In July, newly established short positions in European and U.S. equity index futures resulted in losses as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Within the energy sector, losses of approximately 3.6% were recorded primarily during January, May, and June from long futures positions in crude oil and its related products as prices decreased due to reports of increased U.S. inventories, speculation that China’s energy demand may ease, and worries that Europe’s debt troubles might impede global energy demand.  Short positions in natural gas futures resulted in additional losses in the energy markets as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast. In July, newly established short futures positions in crude oil and its related products experienced losses as prices increased after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. Further losses were incurred in September due to short futures positions in crude oil and its related products as prices rose after positive economic indicators restored confidence that the global economic recovery may stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak. In the agricultural complex, losses of approximately 1.8% were experienced throughout the majority of the first nine months of 2010 from long futures positions in sugar as prices dropped during February and March following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Elsewhere, short positions in coffee futures resulted in losses as prices sharply increased during the second quarter amid dwindling U.S. inventories, rain damage to crops in Brazil, and two consecutive poor harvests in Central America and Columbia. Meanwhile, losses were recorded from short futures positions in wheat as prices moved sharply higher on supply concerns after wet weather disrupted wheat harvesting in the U.S. Midwest and Great Plains. Prices were also pressured higher towards the end of July amid worries that droughts in Russia and other parts of Europe might diminish global supplies. Smaller losses of approximately 1.1% were incurred within the metals markets, primarily during January, from long positions in aluminum, zinc, copper, and lead futures as prices dropped amid a rise in the value of the U.S. dollar, as well as on speculation that demand for base metals might wane after Chinese banks begin to restrict lending. Further losses were experienced during April and May as base metals prices were pressured lower after credit-rating downgrades of Greece and Portugal threatened to undermine economic growth, which eroded demand. During July, smaller losses were incurred from long futures positions in gold as prices reversed lower amid waning European debt concerns, which reduced demand for the precious metal as a “safe haven.”

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $109 million and $121    million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.68)%	(1.40)%

Currency	(1.38)	(0.64)

Equity	(1.04)	(1.72)

Commodity	(1.35)	(0.94)

Aggregate Value at Risk	(2.91)%	(2.27)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.68)%	(1.23)%	(1.39)%
Currency	(1.38)	(0.34)	(0.71)
Equity	(2.19)	(0.22)	(1.39)
Commodity	(2.24)	(0.79)	(1.46)
Aggregate Value at Risk	(3.65)%	(1.62)%	(2.84)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.40)%	(0.53)%	(0.98)%
Currency	(0.64)	(0.14)	(0.39)
Equity	(1.72)	(0.05)	(0.55)
Commodity	(0.94)	(0.50)	(0.68)
Aggregate Value at Risk	(2.27)%	(0.94)%	(1.46)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The third largest market exposure of the Partnership at September 30, 2010, was to the global interest rate sector. Exposure was primarily spread across European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries-   e.g., Australia.  Demeter anticipates that the G-7 countries interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to euro, Swedish krona, Polish zloty, Hungarian forint, Norwegian krone, and Czech koruna currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At September 30, 2010, the Partnership had market exposure to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the

Partnership’s primary market exposures were to the FTSE 100 (United Kingdom), OMX 30 (Sweden), S&P 500 (U.S.), S&P 60 (Canada), DAX (Germany), Nasdaq 100 (U.S.), Topix (Japan), Hang Seng (Hong Kong), Nikkei 225 (Japan), Taiwan (Taiwan), Dow Jones Industrials (U.S.), and IBEX 35 (Spain) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, North American, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy.  The largest market exposure of the Partnership at September 30, 2010, was to the energy sector. The Partnership’s primary energy exposure was to futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2010, was to the soft commodities and agricultural sectors.  Most of the exposure was to the sugar, soybeans, coffee, cocoa, corn, soybean meal, soybean oil, cotton, live cattle, wheat, and rapeseed markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.   At September 30, 2010, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, silver, and platinum, as well as base metals, such as copper, aluminum, nickel, zinc, and lead.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in Japanese yen, British pounds, euros, Swedish kronor, Canadian dollars, Australian dollars, and Hong Kong dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Morgan Stanley Smith Barney Charter Aspect L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 10, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.