Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2011-08-12
CIK 914747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-39

Item 4.	Controls and Procedures	39-40

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	89,240,824	98,314,468
Restricted cash	6,975,301	5,111,849

Total cash	96,216,125	103,426,317

Net unrealized gain on open contracts (MS&Co.)	1,048,557	5,598,748
Net unrealized gain (loss) on open contracts (MSIP)	(195,071)	468,290

Total net unrealized gain on open contracts	853,486	6,067,038

Total Trading Equity	97,069,611	109,493,355

Interest receivable (MSSB)	–	6,465

Total Assets	97,069,611	109,499,820

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	740,505	1,744,087
Accrued brokerage fees (MS&Co.)	498,089	514,941
Accrued management fees	166,030	171,647
Interest payable	138	–

Total Liabilities	1,404,762	2,430,675

Partners’ Capital:

Limited Partners (4,821,800.101 and 5,113,735.708 Units, respectively)	94,568,398	105,911,284
General Partner (55,905.223 and 55,905.223 Units, respectively)	1,096,451	1,157,861

Total Partners’ Capital	95,664,849	107,069,145

Total Liabilities and Partners’ Capital	97,069,611	109,499,820

NET ASSET VALUE PER UNIT	19.61	20.71

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(146,086)	(0.15)
Equity	189,240	0.19
Foreign currency	(448,849)	(0.47)
Interest rate	789,899	0.83

Total Futures and Forward Contracts Purchased	384,204	0.40

Futures and Forward Contracts Sold

Commodity	(84,709)	(0.09)
Equity	(87,223)	(0.09)
Foreign currency	(17,887)	(0.02)
Interest rate	–	–

Total Futures and Forward Contracts Sold	(189,819)	(0.20)

Unrealized Currency Gain	659,101	0.69

Net fair value	853,486	0.89

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	175	31,466	26,370	42,303

EXPENSES
Brokerage fees (MS&Co.)	1,548,792	1,664,085	3,134,194	3,320,803
Management fees	516,265	554,696	1,044,732	1,106,935

Total Expenses	2,065,057	2,218,781	4,178,926	4,427,738

NET INVESTMENT LOSS	(2,064,882)	(2,187,315)	(4,152,556)	(4,385,435)

TRADING RESULTS
Trading profit (loss):
Realized	(853,901)	2,234,926	3,970,665	1,757,185
Net change in unrealized	(1,572,159)	(1,617,525)	(5,213,552)	3,460,391

Total Trading Results	(2,426,060)	617,401	(1,242,887)	5,217,576

NET INCOME (LOSS)	(4,490,942)	(1,569,914)	(5,395,443)	832,141

NET INCOME (LOSS) ALLOCATION

Limited Partners	(4,439,335)	(1,553,628)	(5,334,033)	824,094
General Partner	(51,607)	(16,286)	(61,410)	8,047

NET INCOME (LOSS) PER UNIT *

Limited Partners	(0.93)	(0.28)	(1.10)	0.14
General Partner	(0.93)	(0.28)	(1.10)	0.14

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,969,208.777	5,807,597.821	5,044,987.390	5,894,489.484

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	5,169,640.931	105,911,284	1,157,861	107,069,145

Net Loss	–	(5,334,033)	(61,410)	(5,395,443)

Redemptions	(291,935.607)	(6,008,853)	–	(6,008,853)

Partners’ Capital,
June 30, 2011	4,877,705.324	94,568,398	1,096,451	95,664,849

Partners’ Capital,
December 31, 2009	6,041,806.198	111,976,636	1,137,094	113,113,730

Net Income	–	824,094	8,047	832,141

Redemptions	(340,271.439)	(6,333,262)	(56,014)	(6,389,276)

Partners’ Capital,
June 30, 2010	5,701,534.759	106,467,468	1,089,127	107,556,595

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:
                                                                              For the Three                                                             For the Six
                                                                       Months Ended June 30,                                            Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 20.54	$ 19.14	$ 20.71	$ 18.72

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.42)	(0.38)	(0.83)	(0.75)
Realized Gain (Loss) (1)	(0.19)	0.37	0.76	0.29
Unrealized Gain (Loss)	(0.32)	(0.28)	(1.04)	0.59
Net Gain (Loss)	(0.93)	(0.28)	(1.10)	0.14

Net asset value, June 30:	$ 19.61	$ 18.86	$ 19.61	$ 18.86

Ratios to average net assets:
Net Investment Loss (2)	(8.2)%	(8.0)%	(8.2)%	(8.1)%
Expenses before Incentive Fees (2)	8.2%	8.1%	8.2%	8.1%
Expenses after Incentive Fees (2)	8.2%	8.1%	8.2%	8.1%
Net Gain (Loss) (2)	(17.9)%	(5.8)%	(10.6)%	1.5%
Total return before incentive fees	(4.5)%	(1.5)%	(5.3)%	0.7%
Total return after incentive fees	(4.5)%	(1.5)%	(5.3)%	0.7%

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	1,319,562	(466,076)	853,486	Dec. 2013	Jul. 2011
Dec. 31, 2010	4,374,754	1,692,284	6,067,038	Jun. 2013	Jan. 2011

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

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $97,535,687 and $107,801,071 at June 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by  daily maintenance of the cash balance in a custody account held at MSSB for the

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Commodity	251,314	(397,400)	87,572	(172,281)	(230,795)	683
Equity	195,728	(6,488)	6,400	(93,623)	102,017	457
Foreign currency	215,430	(664,279)	50,635	(68,522)	(466,736)	1,296
Interest rate	1,291,026	(501,127)	–	–	789,899	2,783
Total	1,953,498	(1,569,294)	144,607	(334,426)	194,385

Unrealized currency gain					659,101
Total net unrealized gain on open contracts					853,486

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	3,675,090	(39,526)	–	(161,540)	3,474,024	1,210
Equity	361,145	(112,680)	21,990	–	270,455	576
Foreign currency	1,456,730	–	344,797	(105,251)	1,696,276	986
Interest rate	130,718	(115,308)	40	(98,768)	(83,318)	3,926
Total	5,623,683	(267,514)	366,827	(365,559)	5,357,437

Unrealized currency gain					709,601
Total net unrealized gain on open contracts					6,067,038

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(3,754,143)	(2,870)
Equity	(1,325,746)	(2,075,397)
Foreign currency	1,561,913	2,212,552
Interest rate	1,133,766	(1,326,672)
Unrealized currency loss	(41,850)	(50,500)
Total	(2,426,060)	(1,242,887)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	(853,901)	3,970,665
Net change in unrealized	(1,572,159)	(5,213,552)
Total Trading Results	(2,426,060)	(1,242,887)

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(4,490,605)	(6,595,452)
Equity	(2,600,651)	(3,234,267)
Foreign currency	(926,880)	540,478
Interest rate	8,456,015	14,348,796
Unrealized currency gain	179,522	158,021
Total	617,401	5,217,576

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,847,330	–	n/a	1,847,330
Forwards	–	250,775	n/a	250,775

Total Assets	1,847,330	250,775	n/a	2,098,105

Liabilities
Futures	1,186,869	–	n/a	1,186,869
Forwards	–	716,851	n/a	716,851

Total Liabilities	1,186,869	716,851	n/a	1,903,720

Unrealized currency gain				659,101

* Net fair value	660,461	(466,076)	n/a	853,486

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	4,192,975	–	n/a	4,192,975
Forwards	–	1,797,535	n/a	1,797,535

Total Assets	4,192,975	1,797,535	n/a	5,990,510

Liabilities
Futures	527,822	–	n/a	527,822
Forwards	–	105,251	n/a	105,251

Total Liabilities	527,822	105,251	n/a	633,073

Unrealized currency gain				709,601

* Net fair value	3,665,153	1,692,284	n/a	6,067,038

* This amount comprises the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions. All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(2,425,885) and expenses totaling $2,065,057, resulting in a net loss of $4,490,942 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $20.54 at March 31, 2011 to $19.61 at June 30, 2011.

The most significant trading losses were incurred within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid concern that energy demand may weaken. Within the agricultural complex, losses were recorded primarily during May from long positions in coffee futures as prices moved lower on speculation production may increase in Brazil and Vietnam. Further losses were experienced in this sector during June from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Within the global stock index markets, losses were incurred primarily during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on concern the global economic recovery is faltering. Losses were also recorded within the metals markets, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the currency markets, primarily during

April, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the global interest rate sector, gains were recorded primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

The Partnership recorded total trading results including interest income totaling $(1,216,517) and expenses totaling $4,178,926, resulting in a net loss of $5,395,443 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $20.71 at December 31, 2010 to $19.61 at June 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during March, from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Additional losses were recorded within this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Within the global interest rate sector, losses were experienced primarily during January from long positions in European fixed-income futures as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase. Additional losses were recorded in February due to short positions in U.S. and European fixed-income futures, as well as during April due to short positions in European fixed-income futures. Within the agricultural complex, losses were recorded primarily during March from long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred within this sector during May from long positions in coffee futures as prices moved lower on speculation production may increase in Brazil and Vietnam. Lastly, losses were experienced within the metals complex, primarily during January, due to long futures positions in silver and gold as prices fell amid a strengthening U.S. dollar. In May, further losses were recorded due to long positions in silver futures as prices fell sharply after previously trending to a 31-year high. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the currency markets, primarily during April, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the energy sector, gains were recorded primarily during February, March, and April from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were recorded after futures prices of crude oil and its related products continued to increase as geopolitical tensions extended to Libya.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $96 million and $107 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Interest Rate	(2.07)%	(0.27)%

Currency	(1.03)	(0.93)

Equity	(0.21)	(1.54)

Commodity	(0.69)	(2.59)

Aggregate Value at Risk	(2.50)%	(4.20)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Interest Rate	(2.07)%	(0.27)%	(1.17)%
Currency	(1.38)	(0.93)	(1.13)
Equity	(1.54)	(0.21)	(0.93)
Commodity	(2.59)	(0.69)	(1.79)
Aggregate Value at Risk	(4.21)%	(2.50)%	(3.46)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.68)%	(0.27)%	(1.13)%
Currency	(1.38)	(0.34)	(0.85)
Equity	(2.19)	(0.22)	(1.25)
Commodity	(2.59)	(0.79)	(1.55)
Aggregate Value at Risk	(4.20)%	(1.62)%	(3.10)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010 and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 94% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a Trading Advisor and by daily monitoring its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer

(Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Morgan Stanley Smith Barney Charter Aspect L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.