Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2011-11-09
CIK 914747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43-44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	92,511,396	98,314,468
Restricted cash	7,504,797	5,111,849

Total cash	100,016,193	103,426,317

Net unrealized gain on open contracts (MS&Co.)	2,540,629	5,598,748
Net unrealized gain on open contracts (MSIP)	257,169	468,290

Total net unrealized gain on open contracts	2,797,798	6,067,038

Total Trading Equity	102,813,991	109,493,355

Interest receivable (MSSB)	1,658	6,465

Total Assets	102,815,649	109,499,820

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	573,419	1,744,087
Accrued brokerage fees (MS&Co.)	511,130	514,941
Accrued management fees	170,376	171,647

Total Liabilities	1,254,925	2,430,675

Partners’ Capital:

Limited Partners (4,686,839.835 and 5,113,735.708 Units, respectively)	100,363,575	105,911,284
General Partner (55,905.223 and 55,905.223 Units, respectively)	1,197,149	1,157,861

Total Partners’ Capital	101,560,724	107,069,145

Total Liabilities and Partners’ Capital	102,815,649	109,499,820

NET ASSET VALUE PER UNIT	21.41	20.71

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(887,668)	(0.87)
Equity	(95,867)	(0.09)
Foreign currency	(157,644)	(0.16)
Interest rate	1,355,149	1.33

Total Futures and Forward Contracts Purchased	213,970	0.21

Futures and Forward Contracts Sold

Commodity	1,575,110	1.55
Equity	(99,497)	(0.10)
Foreign currency	230,013	0.23
Interest rate	–	–

Total Futures and Forward Contracts Sold	1,705,626	1.68

Unrealized Currency Gain	878,202	0.86

Net fair value	2,797,798	2.75

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	3,646	35,657	30,016	77,960

EXPENSES
Brokerage fees (MS&Co.)	1,496,796	1,609,235	4,630,990	4,930,038
Management fees	498,932	536,411	1,543,664	1,643,346

Total Expenses	1,995,728	2,145,646	6,174,654	6,573,384

NET INVESTMENT LOSS	(1,992,082)	(2,109,989)	(6,144,638)	(6,495,424)

TRADING RESULTS
Trading profit (loss):
Realized	8,812,863	4,775,195	12,783,528	6,532,380
Net change in unrealized	1,944,312	2,954,673	(3,269,240)	6,415,064
	10,757,175	7,729,868	9,514,288	12,947,444

Proceeds from Litigation Settlement	–	40,052	–	40,052

Total Trading Results	10,757,175	7,769,920	9,514,288	12,987,496

NET INCOME	8,765,093	5,659,931	3,369,650	6,492,072

NET INCOME ALLOCATION

Limited Partners	8,664,395	5,601,970	3,330,362	6,426,064
General Partner	100,698	57,961	39,288	66,008

NET INCOME PER UNIT *

Limited Partners	1.80	1.01	0.70	1.15
General Partner	1.80	1.01	0.70	1.15

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,818,033.213	5,636,712.630	4,968,504.663	5,807,619.629

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	5,169,640.931	105,911,284	1,157,861	107,069,145

Net Income	–	3,330,362	39,288	3,369,650

Redemptions	(426,895.873)	(8,878,071)	–	(8,878,071)

Partners’ Capital,
September 30, 2011	4,742,745.058	100,363,575	1,197,149	101,560,724

Partners’ Capital,
December 31, 2009	6,041,806.198	111,976,636	1,137,094	113,113,730

Net Income	–	6,426,064	66,008	6,492,072

Redemptions	(581,238.063)	(10,997,915)	(92,119)	(11,090,034)

Partners’ Capital,
September 30, 2010	5,460,568.135	107,404,785	1,110,983	108,515,768

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

1.  Organization
Morgan Stanley Smith Barney Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures and forwards contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter WNT L.P., and Morgan Stanley Smith Barney Charter Campbell L.P. (collectively, the “Charter Series”).

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Aspect Capital Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

For the Three Months                                                      For the Nine Months
  Ended September 30,                                             Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 19.61	$ 18.86	$ 20.71	$ 18.72

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.42)	(0.38)	(1.25)	(1.14)
Realized/Unrealized Gain (1)	2.22	1.38	1.94	2.28
Net Gain	1.80	1.01	0.70	1.15

Net asset value, September 30:	$ 21.41	$ 19.87	$ 21.41	$ 19.87

Ratios to average net assets:
Net Investment Loss (2)	(7.8)%	(7.8)%	(8.0)%	(8.0)%
Expenses before Incentive Fees (2)	7.8%	7.9%	8.1%	8.1%
Expenses after Incentive Fees (2)	7.8%	7.9%	8.1%	8.1%
Net Gain (2)	34.2%	20.9%	4.4%	8.0%
Total return before incentive fees	9.2%	5.4%	3.4%	6.1%
Total return after incentive fees	9.2%	5.4%	3.4%	6.1%

   (1) Realized/Unrealized Gain is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

  (3) Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on forward contracts and other Futures Interests.  The Partnership pays a flat fee brokerage fee to MSSB which then pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., MSIP or any other entity acting as a commodity broker for the Partnership.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	2,706,758	91,040	2,797,798	Mar. 2014	Oct. 2011
Dec. 31, 2010	4,374,754	1,692,284	6,067,038	Jun. 2013	Jan. 2011

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

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $102,722,951 and $107,801,071 at September 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by  daily maintenance of the cash balance in a custody account held at MSSB for the

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	1,075	(888,743)	1,626,917	(51,807)	687,442	641
Equity	–	(95,867)	124,416	(223,913)	(195,364)	416
Foreign currency	4,443	(162,087)	347,819	(117,806)	72,369	1,114
Interest rate	1,937,740	(582,591)	–	–	1,355,149	3,227
Total	1,943,258	(1,729,288)	2,099,152	(393,526)	1,919,596

Unrealized currency gain					878,202
Total net unrealized gain on open contracts					2,797,798

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	3,675,090	(39,526)	–	(161,540)	3,474,024	1,210
Equity	361,145	(112,680)	21,990	–	270,455	576
Foreign currency	1,456,730	–	344,797	(105,251)	1,696,276	986
Interest rate	130,718	(115,308)	40	(98,768)	(83,318)	3,926
Total	5,623,683	(267,514)	366,827	(365,559)	5,357,437

Unrealized currency gain					709,601
Total net unrealized gain on open contracts					6,067,038

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(2,060,334)	(2,063,204)
Equity	294,786	(1,780,611)
Foreign currency	(1,707,139)	505,413
Interest rate	14,010,761	12,684,089
Unrealized currency gain	219,101	168,601
Total	10,757,175	9,514,288

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	8,812,863	12,783,528
Net change in unrealized	1,944,312	(3,269,240)
Total Trading Results	10,757,175	9,514,288

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	(472,992)	(7,068,444)
Equity	(930,571)	(4,164,838)
Foreign currency	2,655,323	3,195,801
Interest rate	6,572,103	20,920,899
Unrealized currency gain/(loss)	(93,995)	64,026
Proceeds from Litigation Settlement	40,052	40,052
Total	7,769,920	12,987,496

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	3,690,182	–	n/a	3,690,182
Forwards	–	352,228	n/a	352,228

Total Assets	3,690,182	352,228	n/a	4,042,410

Liabilities
Futures	1,861,626	–	n/a	1,861,626
Forwards	–	261,188	n/a	261,188

Total Liabilities	1,861,626	261,188	n/a	2,122,814

Unrealized currency gain				878,202

*Net fair value	1,828,556	91,040	n/a	2,797,798

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	4,192,975	–	n/a	4,192,975
Forwards	–	1,797,535	n/a	1,797,535

Total Assets	4,192,975	1,797,535	n/a	5,990,510

Liabilities
Futures	527,822	–	n/a	527,822
Forwards	–	105,251	n/a	105,251

Total Liabilities	527,822	105,251	n/a	633,073

Unrealized currency gain				709,601

*Net fair value	3,665,153	1,692,284	n/a	6,067,038

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

measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $10,760,821 and expenses totaling $1,995,728, resulting in net income of $8,765,093 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $19.61 at June 30, 2011 to $21.41 at September 30, 2011.

The most significant trading gains were achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the global stock index markets, gains were recorded primarily during September due to short positions in European and U.S. equity index futures as prices fell amid concern the global economy may be headed for a recession. Within the energy sector, gains were experienced primarily during September from short positions in natural gas futures as prices fell after a report revealed a bigger-than-expected increase in U.S. inventories. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the currency markets, primarily during August, from long positions in the Australian dollar, New Zealand dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. Additional losses were recorded in this sector during September due to long positions in the New Zealand dollar and South African rand versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the agricultural complex, losses were experienced primarily during September due to long positions in coffee futures as prices fell amid stable stockpiles. Within the metals markets, losses were incurred primarily during August from long futures positions in copper, lead, and aluminum as prices declined after a report revealed U.S. manufacturing slowed more than estimated. Additional losses were recorded in this sector during September due to long positions in gold and silver futures as prices reversed lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals.

The Partnership recorded total trading results including interest income totaling $9,544,304 and expenses totaling $6,174,654, resulting in net income of $3,369,650 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $20.71 on December 31, 2010 to $21.41 at September 30, 2011.

The most significant trading gains were achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the energy markets, gains were recorded primarily during February, March, and April from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were recorded after futures prices of crude oil and its related products continued to increase as geopolitical tensions extended to Libya. Within the currency markets, gains were recorded primarily during April from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. During July, long positions in the Swiss franc and Japanese yen versus the U.S. dollar resulted in additional gains in the sector as the value of these currencies rose against the U.S. dollar due to increased “safe haven” demand amid investor concern about a weakening global economy. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the agricultural complex, primarily during March, from long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred within this sector during September due to long positions in coffee futures as prices fell amid stable stockpiles. Within the global stock index markets, losses were recorded primarily during March from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Additional losses were recorded within this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Losses were experienced within the metals markets, primarily during January, due to long futures positions in silver and gold as prices fell amid a strengthening U.S. dollar. In May, further losses were recorded due to long positions in silver futures as prices fell sharply after previously trending to a 31-year high.

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

The most significant trading gains of approximately 20.7% were achieved within the global interest rate sector throughout the majority of the first nine months of the year from long positions in U.S.,

European, and Japanese fixed-income futures.  In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing and after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy. In the currency sector, gains of approximately 2.9% were recorded primarily during February, March, and April from short positions in the euro versus the U.S. dollar, Swedish krona, and Norwegian krone as the value of the euro moved lower against most of its rivals on growing concerns that Greece’s mounting debt burden might spread to other European nations. In September, gains were experienced from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved from long positions in the Swiss franc, Singapore dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 3.7% incurred within the global stock index sector, primarily during January and May, from long positions in U.S., European, and Pacific Rim equity index futures. Equity index futures prices reversed lower in January due to disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. During May, prices fell on the aforementioned worries regarding Greece’s sovereign debt crisis and uncertainty regarding policy actions in Europe. In July, newly established short positions in European and U.S. equity index futures resulted in losses as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Within the energy sector, losses of approximately 3.6% were recorded primarily during January, May, and June from long futures positions in crude oil and its related products as prices decreased due to reports of increased U.S. inventories, speculation that China’s energy demand may ease, and worries that Europe’s debt troubles might impede global energy demand.  Short positions in natural gas futures resulted in additional losses in the energy markets as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast. In July, newly established short futures positions in crude oil and its related products experienced losses as prices increased after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. Further losses were incurred in September due to short futures positions in crude oil and its related products as prices rose after positive economic indicators restored confidence that the global economic recovery may stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak. In the agricultural complex, losses of approximately 1.8% were experienced throughout the majority of the first nine months of 2010 from long futures positions in sugar as prices dropped during February and March following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Elsewhere, short positions in coffee futures resulted in losses as prices sharply increased during the second quarter amid dwindling U.S. inventories, rain damage to crops in Brazil, and two consecutive poor harvests in Central America and Colombia. Meanwhile, losses were recorded from short futures positions in wheat as prices moved sharply higher on supply concerns after wet weather disrupted wheat harvesting in the U.S. Midwest and Great Plains. Prices were also pressured higher towards the end of July amid worries that droughts in Russia and other parts of Europe might diminish global supplies. Smaller losses of approximately 1.1% were incurred within the metals markets, primarily during January, from long positions in aluminum, zinc, copper, and lead futures as prices dropped amid a rise in the value of the U.S. dollar, as well as on speculation that demand for base metals might wane after Chinese banks begin to restrict lending. Further losses were experienced during April and May as base metals prices were pressured lower after credit-rating downgrades of Greece and Portugal threatened to undermine economic growth, which eroded demand. During July, smaller losses were incurred from long futures positions in gold as prices reversed lower amid waning European debt concerns, which reduced demand for the precious metal as a “safe haven.”

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by  market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $102 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$857,383	0.84%

Interest Rate	$4,984,713	4.91%

Equity	$888,411	0.87%

Commodity	$2,125,846	2.09%

Total	$8,856,353	8.71%

                                                                                                                              Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$3,649,575	$672,098	$2,248,338

Interest Rate	$5,505,309	$3,448,437	$4,528,856

Equity	$1,582,774	$504,780	$1,129,234

Commodity	$2,782,454	$1,318,874	$2,139,801

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $107 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(0.93)%

Interest Rate	(0.27)

Equity	(1.54)

Commodity	(2.59)

Aggregate Value at Risk	(4.20)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 92% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer

(Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Charter Aspect L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 9, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.