Form 10-Q
period 2012-03-31
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2012-05-11
CIK 914747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of March 31, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 4.	Mine Safety Disclosures	40

Item 6.	Exhibits	40-41

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	81,765,739	85,155,171
Restricted cash	8,793,489	9,058,228

Total cash	90,559,228	94,213,399

Net unrealized gain on open contracts (MS&Co.)	1,285,842	3,019,365
Net unrealized gain (loss) on open contracts (MSIP)	60,556	(43,288)

Total net unrealized gain on open contracts	1,346,398	2,976,077

Total Trading Equity	91,905,626	97,189,476

Interest receivable (MSSB)	6,525	820

Total Assets	91,912,151	97,190,296

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,757,391	2,812,224
Accrued brokerage fees (MS&Co.)	469,220	474,378
Accrued management fees	156,407	158,126

Total Liabilities	2,383,018	3,444,728

Partners’ Capital:

Limited Partners (4,219,801.505 and 4,425,308.924 Units, respectively)	88,457,319	92,674,799
General Partner (51,130.223 and 51,130.223Units, respectively)	1,071,814	1,070,769

Total Partners’ Capital	89,529,133	93,745,568

Total Liabilities and Partners’ Capital	91,912,151	97,190,296

NET ASSET VALUE PER UNIT	20.96	20.94

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(580,882)	(0.65)
Equity	525,857	0.59
Foreign currency	109,408	0.12
Interest rate	(79,138)	(0.09)

Total Futures and Forward Contracts Purchased	(24,755)	(0.03)

Futures and Forward Contracts Sold

Commodity	789,264	0.88
Equity	92,223	0.10
Foreign currency	(129,803)	(0.14)
Interest rate	(176,297)	(0.20)

Total Futures and Forward Contracts Sold	575,387	0.64

Unrealized Currency Gain	795,766	0.89

Net fair value	1,346,398	1.50

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(256,740)	(0.27)
Equity	43,794	0.04
Foreign currency	56,385	0.06
Interest rate	1,522,523	1.62

Total Futures and Forward Contracts Purchased	1,365,962	1.45

Futures and Forward Contracts Sold

Commodity	575,422	0.61
Equity	159,533	0.17
Foreign currency	33,139	0.04
Interest rate	(6,585)	(0.01)

Total Futures and Forward Contracts Sold	761,509	0.81

Unrealized Currency Gain	848,606	0.91

Net fair value	2,976,077	3.17

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
INVESTMENT INCOME
Interest income (MSSB)	9,334	26,195

EXPENSES
Brokerage fees (MS&Co.)	1,405,147	1,585,402
Management fees	468,382	528,467

Total Expenses	1,873,529	2,113,869

NET INVESTMENT LOSS	(1,864,195)	(2,087,674)

TRADING RESULTS
Trading profit (loss):
Net realized	3,633,938	4,824,566
Net change in unrealized	(1,629,679)	(3,641,393)

Total Trading Results	2,004,259	1,183,173

NET INCOME (LOSS)	140,064	(904,501)

NET INCOME (LOSS) ALLOCATION

Limited Partners	139,019	(894,698)
General Partner	1,045	(9,803)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.02	(0.17)
General Partner	0.02	(0.17)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,417,756.326	5,121,607.987

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	4,476,439.147	92,674,799	1,070,769	93,745,568

Net Income	–	139,019	1,045	140,064

Redemptions	(205,507.419)	(4,356,499)	–	(4,356,499)

Partners’ Capital,
March 31, 2012	4,270,931.728	88,457,319	1,071,814	89,529,133

Partners’ Capital,
December 31, 2010	5,169,640.931	105,911,284	1,157,861	107,069,145

Net Loss	–	(894,698)	(9,803)	(904,501)

Redemptions	(143,292.098)	(2,944,632)	–	(2,944,632)

Partners’ Capital,
March 31, 2011	5,026,348.833	102,071,954	1,148,058	103,220,012

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Charter Aspect L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form   10-K for the fiscal year ending December 31, 2011.

1.  Organization
Morgan Stanley Smith Barney Charter Aspect L.P. is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures and forwards contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter WNT L.P., and Morgan Stanley Smith Barney Charter Campbell L.P. (collectively, the “Charter Series”).

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley.  Aspect Capital Limited (“Aspect”) (the “Trading Advisor”) is the trading advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three months ended March 31, 2012 and 2011 were as follows:
                   For the Quarters Ended March 31,

	2012	2011
Per Unit operating performance:
Net asset value, January 1:	$ 20.94	$ 20.71

Interest Income	– (3)	0.01
Expenses	(0.43)	(0.41)
Realized/Unrealized Income (1)	0.45	0.23 (4)
Net Income (Loss)	0.02	(0.17)

Net asset value, March 31:	$ 20.96	$ 20.54

Ratios to average net assets:
Net Investment Loss (2)	(8.1)%	(8.1)%
Expenses before Incentive Fees (2)	8.2%	8.2%
Expenses after Incentive Fees (2)	8.2%	8.2%
Net Income (Loss) (2)	0.6%	(3.5)%
Total return before incentive fees	0.1%	(0.8)%
Total return after incentive fees	0.1%	(0.8)%

  (1) Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
  (2) Annualized (except for incentive fees, if applicable).

  (3) Amounts less than $0.005 per Unit.

(4)	These amounts have been reclassified from the prior year financial statements to conform to the current year presentation. Specifically, realized and unrealized income per Unit amounts were combined in the 2011 Financial Highlights presentation.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on forward contracts and other Futures Interests.  The Partnership pays a flat rate brokerage fee to MSSB which then pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., MSIP or any other entity acting as a commodity broker for the Partnership.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5,  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2012	1,365,482	(19,084)	1,346,398	Sep. 2014	Apr. 2012
Dec. 31, 2011	2,898,002	78,075	2,976,077	Jun. 2014	Jan. 2012

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts is further disclosed gross by type of contract and corresponding fair value level in Note 6, Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $91,924,710 and $97,111,401 at March 31, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standards master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$

Commodity	200,706	(781,588)	900,553	(111,289)	208,382	958
Equity	819,466	(293,609)	92,757	(534)	618,080	638
Foreign currency	327,764	(218,356)	84,846	(214,649)	(20,395)	927
Interest rate	76,068	(155,206)	43,465	(219,762)	(255,435)	3,476
Total	1,424,004	(1,448,759)	1,121,621	(546,234)	550,632

Unrealized currency gain					795,766
Total net unrealized gain on open contracts					1,346,398

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	85,884	(342,624)	976,621	(401,199)	318,682	673
Equity	59,202	(15,408)	183,235	(23,702)	203,327	407
Foreign currency	59,707	(3,322)	175,112	(141,973)	89,524	974
Interest rate	1,708,363	(185,840)	–	(6,585)	1,515,938	3,152
Total	1,913,156	(547,194)	1,334,968	(573,459)	2,217,471

Unrealized currency gain					848,606
Total net unrealized gain on open contracts					2,976,077

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	3,145,899
Equity	498,448
Foreign currency	(119,871)
Interest rate	(1,467,378)
Unrealized currency gain	(52,839)
Total	2,004,259

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	3,633,938
Net change in unrealized	(1,629,679)
Total Trading Results	2,004,259

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	3,751,272
Equity	(749,651)
Foreign currency	650,639
Interest rate	(2,460,439)
Unrealized currency loss	(8,648)
Total	1,183,173

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Net realized	4,824,566
Net change in unrealized	(3,641,393)
Total Trading Results	1,183,173

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 -unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,141,870	–	n/a	2,141,870
Forwards	–	403,755	n/a	403,755

Total Assets	2,141,870	403,755	n/a	2,545,625

Liabilities
Futures	1,572,154	–	n/a	1,572,154
Forwards	–	422,839	n/a	422,839

Total Liabilities	1,572,154	422,839	n/a	1,994,993

Unrealized currency gain				795,766

*Net fair value	569,716	(19,084)	n/a	1,346,398

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	3,027,158	–	n/a	3,027,158
Forwards	–	220,966	n/a	220,966

Total Assets	3,027,158	220,966	n/a	3,248,124

Liabilities
Futures	977,762	–	n/a	977,762
Forwards	–	142,891	n/a	142,891

Total Liabilities	977,762	142,891	n/a	1,120,653

Unrealized currency gain				848,606

*Net fair value	2,049,396	78,075	n/a	2,976,077

* This amount comprises the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Other Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset LME positions. All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns. The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 11.69%; Currency 44.19%; Equity 13.45%; and Commodity 30.67%.

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

As of March 31, 2012, approximately 56.22% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 43.78% are forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) for open contracts, and recorded as “Net realized” trading profit (loss) when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total trading results including interest income totaling $2,013,593 and expenses totaling $1,873,529, resulting in net income of $140,064 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit increased from $20.94 at December 31, 2011 to $20.96 at March 31, 2012.

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in energies and stock indices more than offset losses within the global interest rate, metals, agricultural, and currency markets.

The most significant gains were recorded within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline, Brent crude, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved throughout the majority of the quarter from long positions in U.S. equity index futures as prices were buoyed by better-than-expected economic reports and after the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during March from long positions in U.S., Japanese, and European fixed-income futures as prices fell after the U.S. Federal Reserve upwardly revised their U.S. economic outlook and China cut banks’ reserve requirements to fuel lending. Within the metals markets, losses were recorded primarily in January from short positions in zinc and aluminum futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were experienced in this sector during February and March. Losses were incurred within the agricultural complex during January from short positions in wheat futures as prices advanced amid an increase in U.S. exports. Additional losses were experienced within the currency markets during February from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen declined amid an investor shift into riskier currency assets as the potential of a Greek bailout looked promising. During January, short positions in the euro and British pound versus the U.S. dollar resulted in losses as the value of these currencies reversed higher against the U.S. dollar.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR.  Please note that the VaR model is used to numerically quantify market risk or historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2012 and the highest, lowest and average values during the three months ended March 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of March 31, 2012, the Partnership’s total capitalization was approximately $90 million.

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,291,323	7.03%

Interest Rate	1,666,879	1.86%

Equity	1,912,727	2.14%

Commodity	4,366,102	4.88%

Total	$14,237,031	15.91%

                                Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,467,879	$1,680,453	$4,789,433
Interest Rate	$5,355,824	$1,480,023	$3,827,700
Equity	$2,448,416	$1,292,115	$1,929,237
Commodity	$4,366,102	$3,252,889	$3,780,401
Total
* Average of month-end VaR

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

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$1,562,741	1.67%

Interest Rate	4,400,840	4.69%

Equity	1,341,297	1.43%

Commodity	3,260,381	3.48%

Total	$10,565,259	11.27%

                            Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,649,575	$672,098	$1,445,024
Interest Rate	$5,505,309	$689,590	$2,731,414
Equity	$1,582,774	$201,774	$842,983
Commodity	$3,260,381	$657,901	$1,977,851
*Average of month-end VaR.

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

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a commodity trading advisor and by daily monitoring of its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer

(Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Morgan Stanley Smith Barney Charter Aspect L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 11, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.