Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2013-11-13
CIK 914747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 2,943,012.703 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-54

Item 1A.	Risk Factors	55

Item 4.	Mine Safety Disclosures	55

Item 6.	Exhibits	55-56

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	42,896,155	57,406,016
Restricted cash	5,169,431	6,014,943

Total cash	48,065,586	63,420,959

Net unrealized gain (loss) on open contracts (MS&Co.)	(22,838)	1,617,474

Total Trading Equity	48,042,748	65,038,433

Interest receivable (MS&Co)	371	1,952

Total Assets	48,043,119	65,040,385

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	624,683	1,338,507
Accrued brokerage fees (MS&Co.)	246,421	321,906
Accrued management fees	61,605	80,476

Total Liabilities	932,709	1,740,889

Partners’ Capital:

Limited Partners (2,943,012.703 and 3,508,314.701 Units, respectively)	46,541,739	62,561,958
General Partner (35,959.223 and 41,359.223 Units, respectively)	568,671	737,538

Total Partners’ Capital	47,110,410	63,299,496

Total Liabilities and Partners’ Capital	48,043,119	65,040,385

NET ASSET VALUE PER UNIT	15.81	17.83

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(278,433)	(0.59)
Equity	(141,580)	(0.30)
Foreign currency	308,956	0.66
Interest rate	227,676	0.48

Total Futures and Forward Contracts Purchased	116,619	0.25

Futures and Forward Contracts Sold

Commodity	127,199	0.27
Equity	1,530	– (1)
Foreign currency	(199,538)	(0.42)
Interest rate	(903,606)	(1.92)

Total Futures and Forward Contracts Sold	(974,415)	(2.07)

Unrealized Currency Gain	834,958	1.77

Net fair value	(22,838)	(0.05)

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	2,788	13,999	17,341	32,789

EXPENSES
Brokerage fees (MS&Co.)	778,565	1,182,843	2,581,682	3,902,473
Management fees	194,641	295,711	645,421	1,166,455

Total Expenses	973,206	1,478,554	3,227,103	5,068,928

NET INVESTMENT LOSS	(970,418)	(1,464,555)	(3,209,762)	(5,036,139)

TRADING RESULTS
Trading profit (loss):
Net realized	(413,837)	(3,632,579)	(1,326,172)	(88,313)
Net change in unrealized	(3,022,936)	1,622,925	(1,640,312)	(2,522,906)

Total Trading Results	(3,436,773)	(2,009,654)	(2,966,484)	(2,611,219)

NET LOSS	(4,407,191)	(3,474,209)	(6,176,246)	(7,647,358)

NET LOSS ALLOCATION

Limited Partners	(4,355,744)	(3,442,250)	(6,107,387)	(7,562,060)
General Partner	(51,447)	(31,959)	(68,859)	(85,298)

NET LOSS PER UNIT *

Limited Partners	(1.44)	(0.91)	(2.02)	(1.95)
General Partner	(1.44)	(0.91)	(2.02)	(1.95)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,086,619.119	3,934,900.850	3,259,117.616	4,172,568.130

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	3,549,673.924	62,561,958	737,538	63,299,496

Net Loss	–	(6,107,387)	(68,859)	(6,176,246)

Redemptions	(570,701.998)	(9,912,832)	(100,008)	(10,012,840)

Partners’ Capital,
September 30, 2013	2,978,971.926	46,541,739	568,671	47,110,410

Partners’ Capital,
December 31, 2011	4,476,439.147	92,674,799	1,070,769	93,745,568

Net Loss	–	(7,562,060)	(85,298)	(7,647,358)

Redemptions	(670,366.026)	(13,616,521)	(200,012)	(13,816,533)

Partners’ Capital,
September 30, 2012	3,806,073.121	71,496,218	785,459	72,281,677

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  MS&Co. is a wholly-owned subsidiary of Morgan Stanley.  Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:
For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 17.25	$ 19.90	$ 17.83	$ 20.94

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.32)	(0.38)	(1.00)	(1.23)
Realized/Unrealized Loss (1)	(1.12)	(0.53)	(1.03)	(0.73)
Net Loss	(1.44)	(0.91)	(2.02)	(1.95)

Net asset value, September 30:	$ 15.81	$ 18.99	$ 15.81	$ 18.99

Ratios to average net assets:
Net Investment Loss (2)	(7.8)%	(7.6)%	(7.7)%	(8.0)%
Expenses before Incentive Fees (2)	7.8%	7.7%	7.8%	8.0%
Expenses after Incentive Fees (2)	7.8%	7.7%	7.8%	8.0%
Net Loss (2)	(35.3)%	(18.1)%	(14.9)%	(12.1)%
Total return before incentive fees	(8.3)%	(4.6)%	(11.3)%	(9.3)%
Total return after incentive fees	(8.3)%	(4.6)%	(11.3)%	(9.3)%

(1)	Realized/Unrealized Loss is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2013	(134,218)	111,380	(22,838)	Mar. 2016	Dec. 2013
Dec. 31, 2012	1,517,757	99,717	1,617,474	Jun. 2015	Jan. 2013

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $47,931,368 and $64,938,716 at September 30, 2013 and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a master netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of September 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	424,181	(611,981)	(187,800)
Forwards	336,142	(31,723)	304,419

Total Assets	760,323	(643,704)	116,619

Liabilities
Futures	434,811	(1,216,187)	(781,376)
Forwards	9,365	(202,404)	(193,039)

Total Liabilities	444,176	(1,418,591)	(974,415)

Unrealized currency gain			834,958

Total net unrealized loss on
open contracts			(22,838)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	1,295,413	(720,472)	574,941
Forwards	209,506	(348,058)	(138,552)

Total Assets	1,504,919	(1,068,530)	436,389

Liabilities
Futures	521,699	(381,857)	139,842
Forwards	425,366	(187,096)	238,270

Total Liabilities	947,065	(568,953)	378,112

Unrealized currency gain			802,973

Net unrealized gain on
open contracts			1,617,474

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	51,438	(329,871)	433,281	(306,082)	(151,234)	936
Equity	120,614	(262,194)	1,530	–	(140,050)	561
Foreign currency	340,679	(31,723)	9,365	(208,903)	109,418	803
Interest rate	247,592	(19,916)	–	(903,606)	(675,930)	1,522
Total	760,323	(643,704)	444,176	(1,418,591)	(857,796)

Unrealized currency gain					834,958
Total net unrealized loss on open contracts					(22,838)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	146,738	(309,360)	497,636	(366,534)	(31,520)	858
Equity	731,889	(35,125)	–	(7,075)	689,689	592
Foreign currency	215,614	(357,045)	448,109	(187,096)	119,582	936
Interest rate	410,678	(367,000)	1,320	(8,248)	36,750	2,731
Total	1,504,919	(1,068,530)	947,065	(568,953)	814,501

Unrealized currency gain					802,973
Net unrealized gain on open contracts					1,617,474

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(2,537,638)	(258,887)
Equity	367,650	3,054,049
Foreign currency	(409,100)	(1,759,590)
Interest rate	(858,721)	(4,034,042)
Unrealized currency gain	1,036	31,986
Total	(3,436,773)	(2,966,484)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	(413,837)	(1,326,172)
Net change in unrealized	(3,022,936)	(1,640,312)
Total Trading Results	(3,436,773)	(2,966,484)

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
On October 1, 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

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

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	858,992	–	n/a	858,992
Forwards	–	345,507	n/a	345,507

Total Assets	858,992	345,507	n/a	1,204,499

Liabilities
Futures	1,828,168	–	n/a	1,828,168
Forwards	–	234,127	n/a	234,127

Total Liabilities	1,828,168	234,127	n/a	2,062,295

Unrealized currency gain				834,958

*Net fair value	(969,176)	111,380	n/a	(22,838)

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,817,113	–	n/a	1,817,113
Forwards	–	634,871	n/a	634,871

Total Assets	1,817,113	634,871	n/a	2,451,984

Liabilities
Futures	1,102,329	–	n/a	1,102,329
Forwards	–	535,154	n/a	535,154

Total Liabilities	1,102,329	535,154	n/a	1,637,483

Unrealized currency gain				802,973

*Net fair value	714,784	99,717	n/a	1,617,474

* This amount comprises the “Net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 20.77%; Currency 26.14%; Equity 27.02%; and Commodity 26.07%.

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

As of September 30, 2013, approximately 74.08% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 25.92% is forward contracts which are off-exchange traded.

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions of units of limited partnership interest (“Unit(s)”) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(3,433,985) and expenses totaling $973,206, resulting in a net loss of $4,407,191 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $17.25 at June 30, 2013 to $15.81 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in global interest rates, metals, energies, currencies, and agriculturals more than offset gains in the global stock indices markets. The most significant losses were incurred within the global interest rate sector as speculation that the U.S. would curtail its quantitative easing program caused interest rate futures prices to whipsaw with no clear direction. Within the metals complex, losses were recorded during August from short positions in industrial and precious metals futures as industrial metals prices increased due to improving manufacturing data from China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered precious metals. Additional losses were recorded in the energy sector during July and September from trading futures positions in crude oil and its distilled products. In July, losses were incurred from short heating oil and gas oil futures positions as new Middle East tensions, early month inventory draws, and favorable U.S. economic data pushed prices higher. During September, losses were incurred from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and on concerns of reduced future oil demand. Within the currency sector, Federal Open Market Committee Chairman Ben Bernanke’s dovish reassurances in July pushed back concerns regarding the tapering of quantitative easing programs, causing the U.S. dollar to decrease in value against the euro. In August, losses in this sector were from short British pound positions as the currency benefited from positive manufacturing data in the U.K. and a strengthening economy. Within the agriculturals sector losses were recorded in July and August for short cocoa and soybean futures positions. During July, prices of cocoa futures advanced as bean processing in Asia unexpectedly increased, signaling higher demand for the commodity. In August, losses were incurred from short soybean futures positions as prices climbed higher amid hot weather in the U.S. and concern of lower crop yield.  A portion of the Partnership’s losses for the quarter was offset by gains achieved primarily during July and September within the global stock index sector from long positions in U.S. and Asian equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s decision not to curtail its monthly bond purchasing program.

The Partnership recorded total trading results including interest income totaling $(2,949,143) and expenses totaling $3,227,103, resulting in a net loss of $6,176,246 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $17.83 at December 31, 2012 to $15.81 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value per Unit as losses in global interest rates, energies, and currencies offset gains recorded in the global stock index, metals and agricultural markets. The most significant losses were incurred within the global interest rate sector during May from long positions in U.S. and European interest rate futures as prices declined due to speculation the U.S. Federal Reserve Bank would curb stimulus measures. Similar speculation during the third quarter within this sector continued to cause losses as prices whipsawed. Within the energy complex, losses were incurred in all but two months so far this year as geopolitical tensions and shifting macro-economic data caused crude oil futures prices to fluctuate with no clear trend. Within the currency markets, losses were incurred primarily in February, May, June and August. In February, losses were incurred from long euro positions as the value of the euro declined versus the U.S. dollar after partial election results in Italy suggested political impasse in the nation and indicated a potential deepening of Europe’s debt crisis. In May and June, losses were incurred when the New Zealand and Australian dollars fell against the U.S. dollar, causing losses for the Fund after it was revealed that the Reserve Bank of New Zealand had taken steps to curb currency strength and the Reserve Bank of Australia cut interest rates. During August, losses were recorded from short British pound positions as the currency benefited from positive manufacturing data in the U.K. and a strengthening economy. The Partnership’s losses during the first nine months of the year were partially offset by gains achieved within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were recorded in this sector during April from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced. Gains were also achieved in stock indices during September. . Additional gains were achieved within the metals sector from short positions in precious and industrial metals futures. The price decline in was attributed to several factors including low or falling inflation readings, concern European central banks will sell gold reserves, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China.  Within the agriculturals complex, profits were recorded from short positions in wheat futures as prices fell in February after snowfall in the U.S. Great Plains caused drought concerns. Smaller gains were recorded during the second quarter from short positions in coffee and sugar futures as prices declined.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the

Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $47 million.

September 30, 2013
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	1,824,129	3.87

Interest Rate	1,449,511	3.08

Equity	1,885,252	4.00

Commodity	1,818,762	3.86

Total	6,977,654	14.81

    Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,980,371	944,353	1,598,844
Interest Rate	2,026,816	1,017,096	1,455,609
Equity	1,885,252	608,543	1,174,963
Commodity	2,819,618	236,336	2,214,870
* Average of month-end VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $63 million.

December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$4,475,167	7.07

Interest Rate	1,548,520	2.45

Equity	2,550,206	4.03

Commodity	1,861,037	2.94

Total	$10,434,930	16.49

Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	6,467,879	1,524,754	4,295,157
Interest Rate	5,355,824	1,403,848	2,861,156
Equity	2,601,876	848,694	1,823,602
Commodity	4,366,102	1,597,466	3,173,053
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Charter Aspect L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.