Form 10-Q
period 2014-09-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2014-11-12
CIK 914747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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
522 Fifth Avenue
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

As of September 30, 2014, 1,911,073.709 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2014 and December 31, 2013	2

	Condensed Schedule of Investments as of September 30, 2014	3

	Condensed Schedule of Investments as of December 31, 2013	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014 and 2013	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2014 and 2013	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-60

Item 1A.	Risk Factors	60

Item 4.	Mine Safety Disclosures	60

Item 6.	Exhibits	60-61

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS	$	$

Trading Equity:

Unrestricted cash	27,634,531	38,868,711
Restricted cash	3,873,130	5,166,478

Total cash	31,507,661	44,035,189

Net unrealized gain on open contracts	1,830,267	2,823,891

Total Trading Equity	33,337,928	46,859,080

Interest receivable	89	421

Total Assets	33,338,017	46,859,501

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	783,467	870,773
Accrued brokerage fees	109,470	233,413
Accrued management fees	41,051	58,353

Total Liabilities	933,988	1,162,539

Partners’ Capital:

Limited Partners (1,911,073.709 and 2,773,406.398 Units, respectively)	32,053,501	45,112,052
General Partner (20,898.982 and 35,959.223 Units, respectively)	350,528	584,910

Total Partners’ Capital	32,404,029	45,696,962

Total Liabilities and Partners’ Capital	33,338,017	46,859,501

NET ASSET VALUE PER UNIT	16.77	16.27

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2014 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(278,321)	(0.86)
Equity	(167,065)	(0.52)
Foreign currency	(1,360,619)	(4.20)
Interest rate	(12,419)	(0.04)

Total Futures and Forward Contracts Purchased	(1,818,424)	(5.62)

Futures and Forward Contracts Sold

Commodity	1,506,481	4.65
Equity	837	– (1)
Foreign currency	1,248,926	3.85
Interest rate	1,902	0.01

Total Futures and Forward Contracts Sold	2,758,146	8.51

Unrealized Currency Gain	890,545	2.75

Net fair value	1,830,267	5.64

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	887	2,788	4,838	17,341

EXPENSES
Brokerage fees	329,337	778,565	1,323,653	2,581,682
Management fees	123,501	194,641	416,154	645,421

Total Expenses	452,838	973,206	1,739,807	3,227,103

NET INVESTMENT LOSS	(451,951)	(970,418)	(1,734,969)	(3,209,762)

TRADING RESULTS
Trading profit (loss):
Net realized	2,166,192	(413,837)	3,149,803	(1,326,172)
Net change in unrealized	118,634	(3,022,936)	(993,624)	(1,640,312)

Total Trading Results	2,284,826	(3,436,773)	2,156,179	(2,966,484)

NET INCOME (LOSS)	1,832,875	(4,407,191)	421,210	(6,176,246)

NET INCOME (LOSS) ALLOCATION

Limited Partners	1,803,255	(4,355,744)	405,592	(6,107,387)
General Partner	29,620	(51,447)	15,618	(68,859)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.89	(1.44)	0.50	(2.02)
General Partner	0.89	(1.44)	0.50	(2.02)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	2,048,414.480	3,086,619.119	2,352,207.726	3,259,117.616

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	2,809,365.621	45,112,052	584,910	45,696,962

Net Income	–	405,592	15,618	421,210

Redemptions	(877,392.930)	(13,464,143)	(250,000)	(13,714,143)

Partners’ Capital,
September 30, 2014	1,931,972.691	32,053,501	350,528	32,404,029

Partners’ Capital,
December 31, 2012	3,549,673.924	62,561,958	737,538	63,299,496

Net Loss	–	(6,107,387)	(68,859)	(6,176,246)

Redemptions	(570,701.998)	(9,912,832)	(100,008)	(10,012,840)

Partners’ Capital,
September 30, 2013	2,978,971.926	46,541,739	568,671	47,110,410

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there is no change to the aggregate fees incurred by the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights

Financial Highlights for the three and nine months ended September 30, 2014 and 2013 were as follows:

                                                 For the Three Months                                             For the Nine Months
                                                 Ended September 30,                                                                          Ended September 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 15.88	$ 17.25	$ 16.27	$ 17.83

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.23)	(0.32)	(0.76)	(1.00)
Realized/Unrealized Income (Loss) (1)	1.12	(1.12)	1.26	(1.03)
Net Income (Loss)	0.89	(1.44)	0.50	(2.02)

Net asset value, September 30:	$ 16.77	$ 15.81	$ 16.77	$ 15.81

Ratios to average net assets:
Net Investment Loss (2)	(5.5)%	(7.8)%	(6.5)%	(7.7)%
Expenses before Incentive Fees (2)	5.5%	7.8%	6.5%	7.8%
Expenses after Incentive Fees (2)	5.5%	7.8%	6.5%	7.8%
Total return before incentive fees	5.6%	(8.3)%	3.1%	(11.3)%
Total return after incentive fees	5.6%	(8.3)%	3.1%	(11.3)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics, such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2014	1,977,203	(146,936)	1,830,267	Mar. 2017	Dec. 2014
Dec. 31, 2013	2,558,637	265,254	2,823,891	Jun. 2016	Mar. 2014

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

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $33,484,864 and $46,593,826 at September 30, 2014 and December 31, 2013, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master netting agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2014 and December 31, 2013, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of September 30, 2014:
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	1,901,255	(630,095)	1,271,160
Forwards	1,334,343	(1,334,343)	–

Total Assets	3,235,598	(1,964,438)	1,271,160

Liabilities
Futures	(630,095)	630,095	–
Forwards	(1,665,781)	1,334,343	(331,438)

Total Liabilities	(2,295,876)	1,964,438	(331,438)

Unrealized currency gain			890,545

Total net unrealized gain on
open contracts			1,830,267

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	2,359,953	(658,381)	1,701,572
Forwards	461,172	(195,918)	265,254

Total Assets	2,821,125	(854,299)	1,966,826

Liabilities
Futures	(658,381)	658,381	–
Forwards	(195,918)	195,918	–

Total Liabilities	(854,299)	854,299	–

Unrealized currency gain			857,065

Total net unrealized gain on
open contracts			2,823,891

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of September 30, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	77,055	(355,376)	1,531,213	(24,732)	1,228,160	786
Equity	83,915	(250,980)	5,900	(5,063)	(166,228)	422
Foreign currency	4,570	(1,365,189)	1,286,433	(37,507)	(111,693)	474
Interest rate	242,766	(255,185)	3,746	(1,844)	(10,517)	1,364
Total	408,306	(2,226,730)	2,827,292	(69,146)	939,722

Unrealized currency gain					890,545
Total net unrealized gain on open contracts					1,830,267

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	24,259	(230,790)	546,456	(87,631)	252,294	912
Equity	1,058,008	–	3,160	(11,420)	1,049,748	550
Foreign currency	236,474	(170,191)	239,390	(28,552)	277,121	788
Interest rate	88,202	(271,802)	625,176	(53,913)	387,663	1,640
Total	1,406,943	(672,783)	1,414,182	(181,516)	1,966,826

Unrealized currency gain					857,065
Total net unrealized gain on open contracts					2,823,891

The following tables summarize the net trading results of the Partnership for the three and nine months  ended September 30, 2014 and 2013, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Type of Instrument	$	$

Commodity	1,808,036	964,394
Equity	(275,803)	(237,889)
Foreign currency	(7,710)	214,107
Interest rate	737,936	1,182,088
Unrealized currency gain	22,367	33,479
Total	2,284,826	2,156,179

Line items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014:
	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Trading Results	$	$

Net realized	2,166,192	3,149,803
Net change in unrealized	118,634	(993,624)
Total Trading Results	2,284,826	2,156,179

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,901,255	–	n/a	1,901,255
Forwards	78,842	1,255,501	n/a	1,334,343

Total Assets	1,980,097	1,255,501	n/a	3,235,598

Liabilities
Futures	630,095	–	n/a	630,095
Forwards	263,344	1,402,437	n/a	1,665,781

Total Liabilities	893,439	1,402,437	n/a	2,295,876

Unrealized currency gain				890,545

*Net fair value	1,086,658	(146,936)	n/a	1,830,267

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,359,953	–	n/a	2,359,953
Forwards	–	461,172	n/a	461,172

Total Assets	2,359,953	461,172	n/a	2,821,125

Liabilities
Futures	658,381	–	n/a	658,381
Forwards	–	195,918	n/a	195,918

Total Liabilities	658,381	195,918	n/a	854,299

Unrealized currency gain				857,065

*Net fair value	1,701,572	265,254	n/a	2,823,891

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period from January 1, 2014 to September 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management performed its evaluation of subsequent events through the date of filing, and has determined that, other than as referenced in Note 1. Organization to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2014, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate  24.61%; Currency 31.95%; Equity 18.12%; and Commodity 25.32%.

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

As of September 30, 2014, approximately 68.48% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 31.52% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2014
The Partnership recorded total trading results including interest income totaling $2,285,713 and expenses totaling $452,838, resulting in net income of $1,832,875 for the three months ended September 30, 2014.  The Partnership’s net asset value per Unit increased from $15.88 at June 30, 2014 to $16.77 at September 30, 2014.

During the third quarter, the Partnership posted a gain in net asset value per Unit as trading profits in agriculturals, global interest rates, and energies offset trading losses in stock indices and currencies markets.  Trading results in the metals sector were relatively flat during the third quarter of the year. The most significant gains were experienced within the agriculturals sector throughout the third quarter from short positions in soybean, corn and wheat futures as prices declined amid favorable growing conditions and increased speculation of record crop yields. Within the global interest rate sector, gains were achieved primarily during August from long positions in European fixed income futures as prices
                                                                   - 28 -

advanced as investors sought the relative safety of fixed income markets following concern of escalating geopolitical tensions. European bond prices also increased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone. Within the energy sector, gains were experienced during September from short crude oil and oil distillates futures positions as prices declined on the back of a stronger U.S. dollar and signs of increasing production from Libya. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector primarily during the second half of September from long positions in U.S. equity index futures as prices declined amid concern over economic growth in Europe and China. In the currency sector, losses were incurred during July from long New Zealand dollar positions against the U.S. dollar as the Reserve Bank of New Zealand released comments to dampen the strength of the currency. Additional losses in this sector were recorded during September from long positions in the Australian and New Zealand dollars versus the U.S. dollar as the U.S. currency advanced amid speculation the U.S. Federal Reserve will raise interest rates sooner-than-expected.

The Partnership recorded total trading results including interest income totaling $2,161,017 and expenses totaling $1,739,807 , resulting in net income of $421,210 for the nine months ended September 30, 2014.  The Partnership’s net asset value per Unit increased from $16.27 at December 31, 2013 to $16.77 at September 30, 2014.

During the first nine months of the year, the Partnership posted a gain in net asset value per Unit as trading profits in agriculturals, global interest rates, energies, and currencies more than offset losses in the metals and global stock index sectors. The most significant gains were experienced within the agricultural complex during February, March, and April from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in Brazil lowered crop estimates and global demand increased.  Additional gains were achieved in this sector throughout the third quarter from short positions in soybean, corn and wheat futures as prices declined amid favorable growing conditions and increased speculation of record crop yields. Within the global interest rate sector, gains were achieved during April through August from long positions in European fixed income futures as prices moved higher amid the prospect of European Central Bank stimulus and a slowdown in the Eurozone economy, boosting demand for the relative “safety” of government debt. Within the energy sector, gains were recorded during May from long positions in natural gas futures as prices advanced on speculation that cool weather would slow the pace of replenishing stockpiles from an 11-year low. Additional gains were achieved during September from short crude oil and oil distillates futures positions as prices declined on the back of a stronger U.S. dollar and signs of increasing production from Libya. Within the currency sector, gains were achieved during February, March, and June from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar appreciated after the country’s central bank raised interest rates. Additional gains were experienced during the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers.  The Partnership’s gains during the first nine months of the year were partially offset by losses recorded within the metals complex during the first two quarters of the year from both long and short positions in copper futures as prices fluctuated on varying economic news from China, the world’s largest user of the metal. Additional losses during the first half of the year were incurred from short precious metals futures positions as prices whipsawed amid geopolitical concerns in Ukraine and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Further losses in this sector were experienced during September from long positions in palladium futures as prices declined on signs that European demand for the metal is faltering. Within the global stock index sector, losses were incurred during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China and global growth concerns. Additional losses in this sector were incurred during the second half of the September from long positions in U.S. equity index futures as prices declined amid concern over economic growth in Europe and China.

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(3,433,985) and expenses totaling $973,206, resulting in a net loss of $4,407,191 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $17.25 at June 30, 2013 to $15.81 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in global interest rates, metals, energies, currencies, and agriculturals more than offset gains in the global stock indices markets. The most significant losses were incurred within the global interest rate sector as speculation that the U.S. would curtail its quantitative easing program caused interest rate futures prices to whipsaw with no clear direction. Within the metals complex, losses were recorded during August from short positions in industrial and precious metals futures as industrial metals prices increased due to improving manufacturing data from China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered precious metals. Additional losses were recorded in the energy sector during July and September from trading futures positions in crude oil and its distilled products. In July, losses were incurred from short heating oil and gas oil futures positions as new Middle East tensions, early month inventory draws, and favorable U.S. economic data pushed prices higher. During September, losses were incurred from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and on concerns of reduced future oil demand. Within the currency sector, Federal Open Market Committee Chairman Ben Bernanke’s dovish reassurances in July pushed back concerns regarding the tapering of quantitative easing programs, causing the U.S. dollar to decrease in value against the euro. In August, losses in this sector were from short British pound positions as the currency benefited from positive manufacturing data in the U.K. and a strengthening economy. Within the agriculturals sector, losses were recorded in July and August for short cocoa and soybean futures positions. During July, prices of cocoa futures advanced as bean processing in Asia unexpectedly increased, signaling higher demand for the commodity. In August, losses were incurred from short soybean futures positions as prices climbed higher amid hot weather in the U.S. and concern of lower crop yield.  A portion of the Partnership’s losses for the quarter was offset by gains achieved primarily during July and September within the global stock index sector from long positions in U.S. and Asian equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s decision not to curtail its monthly bond purchasing program.

The Partnership recorded total trading results including interest income totaling $(2,949,143) and expenses totaling $3,227,103, resulting in a net loss of $6,176,246 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $17.83 at December 31, 2012 to $15.81 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value per Unit as losses in global interest rates, energies, and currencies offset gains recorded in the global stock index, metals and agricultural markets. The most significant losses were incurred within the global interest rate sector during May from long positions in U.S. and European interest rate futures as prices declined due to speculation the U.S. Federal Reserve Bank would curb stimulus measures. Similar speculation during the third quarter within this sector continued to cause losses as prices whipsawed. Within the energy complex, losses were incurred in all but two months so far this year as geopolitical tensions and shifting macro-economic data caused crude oil futures prices to fluctuate with no clear trend. Within the currency markets, losses were incurred primarily in February, May, June and August. In February, losses were incurred from long euro positions as the value of the euro declined versus the U.S. dollar after partial election results in Italy suggested political impasse in the nation and indicated a potential deepening of Europe’s debt crisis. In May and June, losses were incurred when the New Zealand and Australian dollars fell against the U.S. dollar, causing losses for the Fund after it was revealed that the Reserve Bank of New Zealand had taken steps to curb currency strength and the Reserve Bank of Australia cut interest rates. During August, losses were recorded from short British pound positions as the currency benefited from positive manufacturing data in the U.K. and a strengthening economy. The Partnership’s losses during the first nine months of the year were partially offset by gains achieved within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were recorded in this sector during April from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced. Gains were also achieved in stock indices during September.  Additional gains were achieved within the metals sector from short positions in precious and industrial metals futures. The price decline was attributed to several factors including low or falling inflation readings, concern European central banks will sell gold reserves, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China.  Within the agriculturals complex, profits were recorded from short positions in wheat futures as prices fell in February after snowfall in the U.S. Great Plains caused drought concerns. Smaller gains were recorded during the second quarter from short positions in coffee and sugar futures as prices declined.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2014, the Partnership’s total capitalization was approximately $32 million.

                                                          September 30, 2014
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$1,776,949	5.48%

Interest Rate	1,368,855	4.22%

Equity	1,007,556	3.11%

Commodity	1,408,439	4.35%

Total	$5,561,799	17.16%

                                                                        Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,203,921	$1,317,974	$1,853,455
Interest Rate	$1,668,771	$1,156,317	$1,420,429
Equity	$1,191,833	$704,550	$999,831
Commodity	$1,550,649	$976,414	$1,288,183
* Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $46 million.

                                                             December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,497,728	5.47%

Interest Rate	1,819,208	3.98%

Equity	1,540,308	3.37%

Commodity	1,782,573	3.90%

Total	$7,639,817	16.72%

                                                          Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,475,167	$944,353	$2,202,003
Interest Rate	$3,030,269	$469,441	$1,535,699
Equity	$2,550,206	$608,543	$1,655,159
Commodity	$3,299,068	$1,637,807	$2,464,341
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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ Director (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Director and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

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

The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million.  On February 11, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co. and an affiliate, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation (“CDO”). The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. and/or its affiliate misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. and/or its affiliate knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co. and its affiliate’s motion to dismiss the complaint and on March 21, 2011, MS&Co. and its affiliate appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. and/or its affiliate believes it and/or its affiliate could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million.

The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013.  On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012.  Trial is currency scheduled to begin
                                                                       - 52 -

in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was

styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal.  On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or certain affiliates was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (CFTC) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY, NY County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

31.01	Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Charter Aspect L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2014	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.