Form 10-Q
period 2016-03-31
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2016-05-12
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

As of April 30, 2016, 1,523,620.539 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $23,997,387 and $24,998,531 at March 31, 2016 and December 31, 2015, respectively)	$23,997,320	$24,995,953
Unrestricted cash	8,790,262	7,838,310
Restricted cash	3,395,229	3,909,258
Net unrealized appreciation on open forward contracts	-	27,678

Total equity in trading account	36,182,811	36,771,199

Cash at bank	833	-
Interest receivable	1,832	1,038

Total assets	$36,185,476	$36,772,237

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Net unrealized depreciation on open futures contracts	$51,638	$241,682
Net unrealized depreciation on open forward contracts	436,823	-
Redemptions payable to Limited Partners	464,757	279,640
Accrued expenses:
Ongoing placement agent fees	62,443	61,908
General Partner fees	62,443	61,908
Management fees	46,832	46,432
Incentive fees	-	5,391

Total liabilities	1,124,936	696,961

Partners’ Capital:
Limited Partners (1,543,728.211 and 1,585,517.426 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	34,643,512	35,657,357
General Partner (18,582.876 Units outstanding at March 31, 2016 and December 31, 2015)	417,028	417,919

Total partners’ capital (net asset value)	35,060,540	36,075,276

Total liabilities and partners’ capital	$36,185,476	$36,772,237

NET ASSET VALUE PER UNIT	$22.44	$22.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	182	$(32,323)	(0.09)%
Equity	160	48,686	0.14
Foreign currency	3	2,626	0.01
Interest rate	450	79,808	0.23

Total futures contracts purchased		98,797	0.29

Futures Contracts Sold
Commodity	432	(130,498)	(0.37)
Equity	30	25,260	0.07
Foreign currency	4	(7,826)	(0.02)
Interest rate	625	(37,371)	(0.11)

Total futures contracts sold		(150,435)	(0.43)

Net unrealized depreciation on open futures contracts		$(51,638)	(0.14)%

Unrealized Appreciation on Open Forward Contracts
Commodity	55	$59,688	0.17%
Foreign currency	$26,488,288	417,327	1.19

Total unrealized appreciation on open forward contracts		477,015	1.36

Unrealized Depreciation on Open Forward Contracts
Commodity	76	(123,257)	(0.35)
Foreign currency	$37,194,982	(790,581)	(2.25)

Total unrealized depreciation on open forward contracts		(913,838)	(2.60)

Net unrealized depreciation on open forward contracts		$(436,823)	(1.24)%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$ 24,000,000	4/28/2016	U.S. Treasury bills, 0.14% (amortized cost of $23,997,387)	$ 23,997,320	68.45%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	123	$(39,964)	(0.11)%
Equity	101	(8,153)	(0.02)
Interest rate	562	(307,914)	(0.85)

Total futures contracts purchased		(356,031)	(0.98)

Futures Contracts Sold
Commodity	613	122,660	0.34
Equity	82	(20,347)	(0.06)
Foreign currency	11	6,561	0.02
Interest rate	280	5,475	0.02

Total futures contracts sold		114,349	0.32

Net unrealized depreciation on open futures contracts		$(241,682)	(0.66)%

Unrealized Appreciation on Open Forward Contracts
Commodity	65	$91,854	0.25%
Foreign currency	$46,988,801	601,114	1.67

Total unrealized appreciation on open forward contracts		692,968	1.92

Unrealized Depreciation on Open Forward Contracts
Commodity	155	(306,677)	(0.85)
Foreign currency	$28,785,938	(358,613)	(0.99)

Total unrealized depreciation on open forward contracts		(665,290)	(1.84)

Net unrealized appreciation on open forward contracts		$27,678	0.08%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$ 25,000,000	3/3/2016	U.S. Treasury bills, 0.015% (amortized cost of $24,998,531)	$ 24,995,953	69.29%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$14,451	$706

EXPENSES
General Partner fees	184,138	195,661
Ongoing placement agent fees	184,138	195,661
Management fees	138,104	146,747
Incentive fees	270,903	159,858

Total expenses	777,283	697,927

NET INVESTMENT LOSS	(762,832)	(697,221)

TRADING RESULTS
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	979,599	5,583,512
Net change in unrealized gains (losses) on open contracts	(272,160)	(1,514,045)

Total trading results	707,439	4,069,467

NET INCOME (LOSS)	$(55,393)	$3,372,246

NET INCOME (LOSS) ALLOCATION
Limited Partners	$(54,502)	$3,335,166
General Partner	$(891)	$37,080
NET INCOME (LOSS) PER UNIT*
Limited Partners	$(0.05)	$1.88
General Partner	$(0.05)	$1.88

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	1,594,264.263	1,790,140.057

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	1,604,100.302	$35,657,357	$417,919	$36,075,276
Net income (loss)	-	(54,502)	(891)	(55,393)
Redemptions	(41,789.215)	(959,343)	-	(959,343)

Partners’ Capital, March 31, 2016	1,562,311.087	$34,643,512	$417,028	$35,060,540

Partners’ Capital, December 31, 2014	1,802,923.147	$37,608,412	$415,765	$38,024,177
Net income (loss)	-	3,335,166	37,080	3,372,246
Redemptions	(40,492.547)	(911,280)	-	(911,280)

Partners’ Capital, March 31, 2015	1,762,430.600	$40,032,298	$452,845	$40,485,143

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Charter Aspect L.P. (the “Partnership”) is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter WNT L.P. and Morgan Stanley Smith Barney Charter Campbell L.P.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership.

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015 and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Restricted and Unrestricted Cash: The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(109,605) (proceeds of $109,125) and $240,854 (cost of $243,631) as of March 31, 2016 and December 31, 2015, respectively.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”)

2013-08, “Financial Services —Investment Companies (Topic 946):  Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services- Investment Companies,” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contract sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable. In the financial highlights, interest income per Unit and expenses per Unit previously presented separately are now combined into net investment loss per Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

3.  Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Per Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.44	$2.28
Net investment loss	(0.49)	(0.40)

Increase (decrease) for the period	(0.05)	1.88
Net asset value per Unit, beginning of period:	22.49	21.09

Net asset value per Unit, end of period:	$22.44	$22.97

	For the Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.3)%	(5.9)%

Operating expenses before incentive fees	5.6%	5.5%
Incentive fees	0.8%	0.4%

Operating expenses after incentive fees	6.4%	5.9%

Total return:
Total return before incentive fees	0.6%	9.3%
Incentive fees	(0.8)%	(0.4)%

Total return after incentive fees	(0.2)%	8.9%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expense.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partner’s capital.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

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

The exchange-traded contracts and the off-exchange traded contracts are fair valued on a daily basis.

The Partnership’s contracts are accounted for on a trade-date basis. Gains or losses are realized when the contracts are liquidated and are determined using the first-in, first-out method.

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gain (loss) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements”.

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures and exchange-traded forward contracts, which, in the aggregate, totaled $12,070,284 and $11,291,063 at March 31, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The futures, forwards and options traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

5. Trading Activities

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 1,737 and 2,168, respectively. The monthly average number of commodity forward contracts traded during the three months ended March 31, 2016 and 2015 were 282 and 311, respectively. The average notional value of currency forward contracts during the three months ended March 31, 2016 and 2015 was $112,549,452 and $112,712,671, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$578,978	$(578,978)	$-	$-	$-	$-
Forwards	477,015	(477,015)	-	-	-	-

Total assets	$1,055,993	$(1,055,993)	$-	$-	$-	$-

Liabilities
Futures	$(630,616)	$578,978	$(51,638)	$-	$-	$(51,638)
Forwards	(913,838)	477,015	(436,823)	-	-	(436,823)

Total liabilities	$(1,544,454)	$1,055,993	$(488,461)	$-	$-	$(488,461)

Net fair value						$(488,461)	*

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$724,794	$(724,794)	$-	$-	$-	$-
Forwards	692,968	(665,290)	27,678	-	-	27,678

Total assets	$1,417,762	$(1,390,084)	$27,678	$-	$-	$27,678

Liabilities
Futures	$(966,476)	$724,794	$(241,682)	$-	$-	$(241,682)
Forwards	(665,290)	665,290	-	-	-	-

Total liabilities	$(1,631,766)	$1,390,084	$(241,682)	$-	$-	$(241,682)

Net fair value						$(214,004)	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and/or the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co., and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of default.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
Assets
Futures Contracts
Commodity	$224,160
Equity	118,954
Foreign currency	3,545
Interest rate	232,319

Total unrealized appreciation on open futures contracts	578,978

Liabilities
Futures Contracts
Commodity	(386,981)
Equity	(45,008)
Foreign currency	(8,745)
Interest rate	(189,882)

Total unrealized depreciation on open futures contracts	(630,616)

Net unrealized depreciation on open futures contracts	$(51,638)	*

Assets
Forward Contracts
Commodity	$59,688
Foreign currency	417,327

Total unrealized appreciation on open forward contracts	477,015

Liabilities
Forward Contracts
Commodity	(123,257)
Foreign currency	(790,581)

Total unrealized depreciation on open forward contracts	(913,838)

Net unrealized depreciation on open forward contracts	$(436,823)	**

*	This amount is included in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2015
Assets
Futures Contracts
Commodity	$521,638
Equity	68,401
Foreign currency	9,389
Interest rate	125,366

Total unrealized appreciation on open futures contracts	724,794

Liabilities
Futures Contracts
Commodity	(438,942)
Equity	(96,901)
Foreign currency	(2,828)
Interest rate	(427,805)

Total unrealized depreciation on open futures contracts	(966,476)

Net unrealized depreciation on open futures contracts	$(241,682	) *

Assets
Forward Contracts
Commodity	$91,854
Foreign currency	601,114

Total unrealized appreciation on open forward contracts	692,968

Liabilities
Forward Contracts
Commodity	(306,677)
Foreign currency	(358,613)

Total unrealized depreciation on open forward contracts	(665,290)

Net unrealized appreciation on open forward contracts	$27,678	**

*	This amount is included in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

The following table indicates the trading gains and losses, by market sector, on the derivative instruments for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
Sector	2016		2015
Commodity	$143,412		$923,396
Equity	(211,548)		782,588
Foreign currency	(660,945)		593,400
Interest rate	1,436,520		1,770,083

Total	$707,439	***	$4,069,467	***

***	This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

6. Fair Value Measurements

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$23,997,320	$-	$23,997,320	$-
Futures	578,978	578,978	-	-
Forwards	477,015	59,688	417,327	-

Total Assets	$25,053,313	$638,666	$24,414,647	$-

Liabilities
Futures	$630,616	$630,616	$-	$-
Forwards	913,838	123,257	790,581	-

Total Liabilities	$1,544,454	$753,873	$790,581	$-

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$24,995,953	$-	$24,995,953	$-
Futures	724,794	724,794	-	-
Forwards	692,968	91,854	601,114	-

Total Assets	$26,413,715	$816,648	$25,597,067	$-

Liabilities
Futures	$966,476	$966,476	$-	$-
Forwards	665,290	306,677	358,613	-

Total Liabilities	$1,631,766	$1,273,153	$358,613	$-

7. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 19.6%; Currency 45.8%; Equity 11.3%; and Commodity 23.3%.

Liquidity. The Partnership deposits its assets available for trading in Futures Interests with MS&Co. as its clearing commodity broker in separate futures, forwards and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of March 31, 2016, approximately 54.4% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 45.6% is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” on open contracts, and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income totaling $721,890 and expenses totaling $777,283, resulting in net loss of $55,393 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit decreased from $22.49 at December 31, 2015 to $22.44 at March 31, 2016.

During the first quarter, the Partnership posted a loss in Net Asset Value per Unit as trading gains in interest rates and energies were offset by trading losses in currencies, metals, agriculturals, and global stock indices. The most significant losses were incurred within the currency markets during February from short positions in the Canadian dollar, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the U.S. dollar weakened amid concern of growing vulnerability of the U.S. economy. Additional losses within this sector were recorded during March from short positions in the Korean won, euro, Swiss franc, and Canadian dollar as the relative value of the U.S. dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. Additional losses were recorded during March from British pound positions as the value of the pound whipsawed throughout the month as investors assessed central bank policy and the possibility Britain may exit the European Union. Within the metals complex, losses were experienced during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. Within the agricultural sector, losses were experienced during January from long cocoa futures positions after better-than-expected supplies from West Africa, prospects of waning chocolate demand, and a broader commodity market sell-off sent cocoa futures prices lower. Further losses in this sector were incurred during March from short coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Additional losses were incurred during March from positions in sugar, wheat, cocoa, and cotton futures. In the global stock indices, losses were recorded primarily during January from long positions as prices decreased amid the steep sell-off in equities as global growth concerns persisted to start the New Year. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the European Central Bank and a flight-to-quality due to global growth concerns. Within the energy sector, gains were experienced during January from short futures positions in crude oil and oil distillates as prices declined following a rise in U.S. oil inventory levels and the expectation of additional production from Iran. Additional gains in this sector were recorded during February from short natural gas futures positions as prices fell dramatically as mild weather in much of the U.S. reduced demand for an already oversupplied market.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Partnership’s total capitalization was approximately $35 million.

		March 31, 2016	Three Months Ended March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$2,536,853	7.24%	$2,536,853	$1,181,841	$1,712,116
Interest Rate	1,085,234	3.10	1,107,997	699,502	916,494
Equity	624,838	1.78	650,473	404,260	490,105
Commodity	1,288,544	3.68	2,204,656	1,042,052	1,429,464

Total	$5,535,469	15.80%

* Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was approximately $36 million.

		December 31, 2015	Twelve Months Ended December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$2,046,526	5.67%	$3,757,247	$350,346	$2,256,860
Interest Rate	752,157	2.08	1,527,090	491,605	957,775
Equity	554,872	1.54	1,659,042	263,711	807,458
Commodity	2,318,831	6.43	2,754,534	1,195,318	1,836,683

Total	$5,672,386	15.72%

* Average of daily Values at Risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes from the risk factors set forth under Part I, Item IA in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	8,333.026	$23.15	N/A	N/A
February 1, 2016 - February 29, 2016	12,745.096	23.67	N/A	N/A
March 1, 2016 - March 31, 2016	20,711.093	22.44	N/A	N/A

	41,789.215	$22.96

*

Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are affected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Charter Aspect L.P. (Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 12, 2016	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.