Form 10-Q
period 2017-03-31
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2017-05-11
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of April 30, 2017, 1,249,918.544 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Unrestricted cash	$20,325,505	$22,501,448
Restricted cash	4,966,157	4,805,814
Net unrealized appreciation on open futures contracts	116,191	368,646

Total equity in trading account	25,407,853	27,675,908

Cash at bank	1,022	218
Interest receivable	10,567	5,880

Total assets	$25,419,442	$27,682,006

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$236,075	$102,347
Accrued expenses:
General Partner fees	43,289	46,032
Ongoing placement agent fees	43,289	46,032
Management fees	32,466	34,523
Redemptions payable to Limited Partners	355,968	675,687

Total liabilities	711,087	904,621

Partners’ Capital:
General Partner, 16,037.758 Units outstanding at March 31, 2017 and December 31, 2016	308,648	318,009
Limited Partners, 1,267,818.002 and 1,334,363.816 Units outstanding at March 31, 2017 and December 31, 2016, respectively	24,399,707	26,459,376

Total partners’ capital (net asset value)	24,708,355	26,777,385

Total liabilities and partners’ capital	$25,419,442	$27,682,006

Net asset value per Unit	$19.25	$19.83

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	132	$13,952	0.06%
Equity	298	111,087	0.45
Currencies	1	525	0.00 *
Interest Rates	112	3,588	0.01

Total futures contracts purchased		129,152	0.52

Futures Contracts Sold
Commodity	357	99,631	0.40
Equity	67	(3,487)	(0.01)
Currencies	4	(3,803)	(0.01)
Interest Rates	408	(105,302)	(0.43)

Total futures contracts sold		(12,961)	(0.05)

Net unrealized appreciation on open futures contracts		$116,191	0.47%

Unrealized Appreciation on Open Forward Contracts
Commodity	46	$90,976	0.37%
Currencies	$ 27,664,295	313,043	1.27

Total unrealized appreciation on open forward contracts		404,019	1.64

Unrealized Depreciation on Open Forward Contracts
Commodity	30	(88,065)	(0.36)
Currencies	$ 43,585,148	(552,029)	(2.23)

Total unrealized depreciation on open forward contracts		(640,094)	(2.59)

Net unrealized depreciation on open forward contracts		$(236,075)	(0.95)%

* Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	185	$(53,038)	(0.19)%
Equity	268	159,077	0.59
Currencies	1	(2,355)	(0.01)
Interest Rates	128	75,036	0.28

Total futures contracts purchased		178,720	0.67

Futures Contracts Sold
Commodity	212	142,684	0.53
Equity	108	2,882	0.01
Currencies	7	2,538	0.01
Interest Rates	854	41,822	0.16

Total futures contracts sold		189,926	0.71

Net unrealized appreciation on open futures contracts		$368,646	1.38%

Unrealized Appreciation on Open Forward Contracts
Commodity	22	$82,024	0.31%
Currencies	$ 38,038,272	548,488	2.04

Total unrealized appreciation on open forward contracts		630,512	2.35

Unrealized Depreciation on Open Forward Contracts
Commodity	52	(291,675)	(1.09)
Currencies	$ 28,905,550	(441,184)	(1.65)

Total unrealized depreciation on open forward contracts		(732,859)	(2.74)

Net unrealized depreciation on open forward contracts		$(102,347)	(0.39)%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$26,688	$14,451

Expenses:
General Partner fees	131,309	184,138
Ongoing placement agent fees	131,309	184,138
Management fees	98,483	138,104
Incentive fees	-	270,903

Total expenses	361,101	777,283

Net investment loss	(334,413)	(762,832)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(42,834)	979,599
Net change in unrealized gains (losses) on open contracts	(384,708)	(272,160)

Total trading results	(427,542)	707,439

Net income (loss)	$(761,955)	$(55,393)

Net income (loss) per Unit*	$(0.58)	$(0.05)

Weighted average number of Units outstanding	1,325,294.505	1,594,264.263

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	1,350,401.574	$26,459,376	$318,009	$26,777,385
Net income (loss)	-	(752,594)	(9,361)	(761,955)
Redemptions	(66,545.814)	(1,307,075)	-	(1,307,075)

Partners’ Capital, March 31, 2017	1,283,855.760	$24,399,707	$308,648	$24,708,355

Partners’ Capital, December 31, 2015	1,604,100.302	$35,657,357	$417,919	$36,075,276
Net income (loss)	-	(54,502)	(891)	(55,393)
Redemptions	(41,789.215)	(959,343)	-	(959,343)

Partners’ Capital, March 31, 2016	1,562,311.087	$34,643,512	$417,028	$35,060,540

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Charter Aspect L.P. (the “Partnership”) is a Delaware limited partnership organized in 1993 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership was one of the Morgan Stanley Charter series of funds, comprised of the Partnership and prior to their terminations on December 31, 2016, Morgan Stanley Smith Barney Charter WNT L.P. and Morgan Stanley Smith Barney Charter Campbell L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its Diversified Program, the Trading Advisor’s proprietary, systematic trading system.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended March 31, 2017.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation.  The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows.  The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investments.  All Futures Interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Restricted and Unrestricted Cash.  The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2017 and December 31, 2016, the amount of cash held for margin requirements was $4,966,157 and $4,805,814, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $124,629 (cost of $124,405) and $(331,114) (proceeds of $329,863) as of March 31, 2017 and December 31, 2016, respectively.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services—Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.33)	$0.44
Net investment loss	(0.25)	(0.49)

Increase (decrease) for the period	(0.58)	(0.05)
Net asset value per Unit, beginning of period	19.83	22.49

Net asset value per Unit, end of period	$19.25	$22.44

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.2)%	(6.3)%

Operating expenses before incentive fees	5.7%	5.6%
Incentive fees	- %	0.8%

Operating expenses after incentive fees	5.7%	6.4%

Total return:
Total return before incentive fees	(2.9)%	0.6%
Incentive fees	- %	(0.8)%

Total return after incentive fees	(2.9)%	(0.2)%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.

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

The General Partner estimates that at any given time approximately 36.9% to 52.2% of the Partnership’s contracts are traded over-the-counter.

In general, the risks associated with non-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The Futures Interests traded, and the U.S. Treasury bills held by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract.

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers the risk of any future obligation relating to these indemnifications to be remote.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2017 and 2016 were 1,433 and 1,737, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2017 and 2016 were 150 and 282, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2017 and 2016 were $106,001,629 and $112,549,452, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
March 31, 2017	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$507,029	$(390,838)	$116,191	$-	$-	$116,191
Forwards	404,019	(404,019)	-	-	-	-

Total assets	$911,048	$(794,857)	$116,191	$-	$-	$116,191

Liabilities
Futures	$(390,838)	$390,838	$-	$-	$-	$-
Forwards	(640,094)	404,019	(236,075)	-	-	(236,075)

Total liabilities	$(1,030,932)	$794,857	$(236,075)	$-	$-	$(236,075)

Net fair value						$(119,884)	*

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$753,644	$(384,998)	$368,646	$-	$-	$368,646
Forwards	630,512	(630,512)	-	-	-	-

Total assets	$1,384,156	$(1,015,510)	$368,646	$-	$-	$368,646

Liabilities
Futures	$(384,998)	$384,998	$-	$-	$-	$-
Forwards	(732,859)	630,512	(102,347)	-	-	(102,347)

Total liabilities	$(1,117,857)	$1,015,510	$(102,347)	$-	$-	$(102,347)

Net fair value						$266,299	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and/or the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co., and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets

Futures Contracts
Commodity	$269,347
Equity	211,373
Currencies	525
Interest Rates	25,784

Total unrealized appreciation on open futures contracts	507,029

Liabilities

Futures Contracts
Commodity	(155,764)
Equity	(103,773)
Currencies	(3,803)
Interest Rates	(127,498)

Total unrealized depreciation on open futures contracts	(390,838)

Net unrealized appreciation on open futures contracts	$116,191	*

Assets
Forward Contracts
Commodity	$90,976
Currencies	313,043

Total unrealized appreciation on open forward contracts	404,019

Liabilities
Forward Contracts
Commodity	(88,065)
Currencies	(552,029)

Total unrealized depreciation on open forward contracts	(640,094)

Net unrealized depreciation on open forward contracts	$(236,075)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Commodity	$307,440
Equity	235,457
Currencies	3,131
Interest Rates	207,616

Total unrealized appreciation on open futures contracts	753,644

Liabilities
Futures Contracts
Commodity	(217,794)
Equity	(73,498)
Currencies	(2,948)
Interest Rates	(90,758)

Total unrealized depreciation on open futures contracts	(384,998)

Net unrealized appreciation on open futures contracts	$368,646	*

Assets
Forward Contracts
Commodity	$82,024
Currencies	548,488

Total unrealized appreciation on open forward contracts	630,512

Liabilities
Forward Contracts
Commodity	(291,675)
Currencies	(441,184)

Total unrealized depreciation on open forward contracts	(732,859)

Net unrealized depreciation on open forward contracts	$(102,347)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
Sector	2017		2016
Commodity	$(440,596)		$143,412
Equity	1,004,427		(211,548)
Currencies	(297,393)		(660,945)
Interest Rates	(693,980)		1,436,520

Total	$(427,542)	***	$707,439	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$507,029	$507,029	$-	$-
Forwards	404,019	90,976	313,043	-

Total assets	$911,048	$598,005	$313,043	$-

Liabilities
Futures	$390,838	$390,838	$-	$-
Forwards	640,094	88,065	552,029	-

Total liabilities	$1,030,932	$478,903	$552,029	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$753,644	$753,644	$-	$-
Forwards	630,512	82,024	548,488	-

Total assets	$1,384,156	$835,668	$548,488	$-

Liabilities
Futures	$384,998	$384,998	$-	$-
Forwards	732,859	291,675	441,184	-

Total liabilities	$1,117,857	$676,673	$441,184	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Units.

For the three months ended March 31, 2017, Partnership capital decreased 7.7% from $26,777,385 to $24,708,355. This decrease was attributable to redemptions of 66,545.814 limited partners Units totaling $1,307,075 and a net loss of $761,955. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

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

Results of Operations

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2017, the net asset value per Unit decreased 2.9% from $19.83 to $19.25, as compared to a decrease of 0.2% during the first quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $427,542. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $707,439. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and interest rates sectors and were partially offset by losses in the equity and currencies sectors.

The most significant losses were incurred within the global interest rate markets primarily during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment in central banks across the globe. Within the energy markets, losses were recorded during January and February from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses. Additional losses within the energy complex were experienced during March from crude oil and oil distillates futures positions. Within the currency markets, losses were recorded primarily during March from short positioning on European currencies versus the U.S. dollar as the relative value of European currencies strengthened on positive economic data and hawkish rhetoric released by the European Central Bank. Additional losses in this sector were recorded from positions in the New Zealand dollar, British pound, and Japanese yen. Within the agricultural markets, losses were incurred during January from short positions in wheat futures as prices rose after the release of industry reports which indicated U.S. farmers may allocate fewer acres to corn and wheat plantings in 2017. Additional losses were experienced during the first half February from short positions in wheat futures as prices rose following an improved outlook for U.S. exports. A portion of the Partnership’s losses during the quarter was offset by trading gains achieved during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January. Additional gains were experienced within the metals sector during January and February from long positions in industrial metals futures as prices increased amid a combination of bullish fundamentals, especially from China, and some supply disruptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Futures Interests traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of March 31, 2017, the Partnership’s total capitalization was $24,708,355.

		March 31, 2017	Three Months Ended March 31, 2017

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,023,689	4.14%	$1,051,697	$579,437	$827,344
Equity	1,074,043	4.35	1,220,015	1,029,582	1,116,014
Currencies	2,497,389	10.11	2,641,271	1,577,206	2,062,873
Interest Rates	263,678	1.07	657,104	263,678	491,781

Total	$4,858,799	19.67%

* Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $26,777,385.

		December 31, 2016	Twelve Months Ended December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$879,169	3.28%	$2,204,656	$723,004	$1,056,421
Equity	1,220,694	4.56	1,336,766	290,856	730,816
Currencies	1,841,933	6.88	2,849,473	1,123,185	2,018,521
Interest Rates	654,654	2.44	1,313,362	406,348	840,871

Total	$4,596,450	17.16%

* Annual average of daily Values at Risk.

Item 4. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President (the General Partner’s principal executive officer) and Chief Financial Officer (“CFO”) (the General Partner’s principal financial officer) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	27,267.220	$ 19.68	N/A	N/A
February 1, 2017 - February 28, 2017	20,786.766	$ 19.94	N/A	N/A
March 1, 2017 - March 31, 2017	18,491.828	$ 19.25	N/A	N/A
	66,545.814	$ 19.64

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:  May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.