Form 10-Q
period 2017-06-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2017-08-10
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes        No X

As of July 31, 2017, 1,178,080.072 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Equity in trading account:
Unrestricted cash	$18,121,107	$22,501,448
Restricted cash	5,229,326	4,805,814
Net unrealized appreciation on open futures contracts	-	368,646

Total equity in trading account	23,350,433	27,675,908

Cash at bank	825	218
Interest receivable	12,563	5,880

Total assets	$23,363,821	$27,682,006

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$597,055	$-
Net unrealized depreciation on open forward contracts	105,268	102,347
Accrued expenses:
General Partner fees	38,895	46,032
Ongoing placement agent fees	38,895	46,032
Management fees	29,172	34,523
Redemptions payable to Limited Partners	617,036	675,687

Total liabilities	1,426,321	904,621

Partners’ Capital:
General Partner, 14,973.928 and 16,037.758 Units outstanding at June 30, 2017 and December 31, 2016, respectively	272,054	318,009
Limited Partners, 1,192,450.038 and 1,334,363.816 Units outstanding at June 30, 2017 and December 31, 2016, respectively	21,665,446	26,459,376

Total partners’ capital (net asset value)	21,937,500	26,777,385

Total liabilities and partners’ capital	$23,363,821	$27,682,006

Net asset value per Unit	$18.17	$19.83

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	84	$29,685	0.14%
Equity	291	(174,459)	(0.80)
Currencies	2	2,135	0.01
Interest Rates	381	(407,296)	(1.86)

Total futures contracts purchased		(549,935)	(2.51)

Futures Contracts Sold
Commodity	444	(90,346)	(0.41)
Equity	54	7,586	0.04
Currencies	2	(1,681)	(0.01)
Interest Rates	67	37,321	0.17

Total futures contracts sold		(47,120)	(0.21)

Net unrealized depreciation on open futures contracts		$(597,055)	(2.72)%

Unrealized Appreciation on Open Forward Contracts
Commodity	17	$32,814	0.15%
Currencies	$35,083,433	441,873	2.01

Total unrealized appreciation on open forward contracts		474,687	2.16

Unrealized Depreciation on Open Forward Contracts
Commodity	61	(117,127)	(0.53)
Currencies	$29,896,282	(462,828)	(2.11)

Total unrealized depreciation on open forward contracts		(579,955)	(2.64)

Net unrealized depreciation on open forward contracts		$(105,268)	(0.48)%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	185	$(53,038)	(0.19)%
Equity	268	159,077	0.59
Currencies	1	(2,355)	(0.01)
Interest Rates	128	75,036	0.28

Total futures contracts purchased		178,720	0.67

Futures Contracts Sold
Commodity	212	142,684	0.53
Equity	108	2,882	0.01
Currencies	7	2,538	0.01
Interest Rates	854	41,822	0.16

Total futures contracts sold		189,926	0.71

Net unrealized appreciation on open futures contracts		$368,646	1.38%

Unrealized Appreciation on Open Forward Contracts
Commodity	22	$82,024	0.31%
Currencies	$38,038,272	548,488	2.04

Total unrealized appreciation on open forward contracts		630,512	2.35

Unrealized Depreciation on Open Forward Contracts
Commodity	52	(291,675)	(1.09)
Currencies	$28,905,550	(441,184)	(1.65)

Total unrealized depreciation on open forward contracts		(732,859)	(2.74)

Net unrealized depreciation on open forward contracts		$(102,347)	(0.39)%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$35,962	$14,569	$62,650	$29,020

Expenses:
General Partner fees	120,290	166,328	251,599	350,466
Ongoing placement agent fees	120,290	166,328	251,599	350,466
Management fees	90,218	124,747	188,701	262,851
Incentive fees	-	-	-	270,903

Total expenses	330,798	457,403	691,899	1,234,686

Net investment loss	(294,836)	(442,834)	(629,249)	(1,205,666)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(473,325)	(2,651,565)	(516,159)	(1,671,966)
Net change in unrealized gains (losses) on open contracts	(582,517)	1,910,218	(967,225)	1,638,058

Total trading results	(1,055,842)	(741,347)	(1,483,384)	(33,908)

Net income (loss)	$(1,350,678)	$(1,184,181)	$(2,112,633)	$(1,239,574)

Net income (loss) per Unit*	$(1.08)	$(0.74)	$(1.66)	$(0.79)

Weighted average number of Units outstanding	1,263,731.699	1,544,413.256	1,294,513.102	1,569,354.921

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	1,350,401.574	$26,459,376	$318,009	$26,777,385
Net income (loss)	-	(2,086,678)	(25,955)	(2,112,633)
Redemptions	(142,977.608)	(2,707,252)	(20,000)	(2,727,252)

Partners’ Capital, June 30, 2017	1,207,423.966	$21,665,446	$272,054	$21,937,500

Partners’ Capital, December 31, 2015	1,604,100.302	$35,657,357	$417,919	$36,075,276
Net income (loss)	-	(1,224,827)	(14,747)	(1,239,574)
Redemptions	(96,211.068)	(2,065,637)	(55,229)	(2,120,866)

Partners’ Capital, June 30, 2016	1,507,889.234	$32,366,893	$347,943	$32,714,836

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its Diversified Program, the Trading Advisor’s proprietary, systematic trading system.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended June 30, 2017.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $5,229,326 and $4,805,814, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $13,724 (cost of $13,578) and $(331,114) (proceeds of $329,863) as of June 30, 2017 and December 31, 2016, respectively.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.85)	$(0.45)	$(1.18)	$(0.02)
Net investment loss	(0.23)	(0.29)	(0.48)	(0.77)

Increase (decrease) for the period	(1.08)	(0.74)	(1.66)	(0.79)
Net asset value per Unit, beginning of period	19.25	22.44	19.83	22.49

Net asset value per Unit, end of period	$18.17	$21.70	$18.17	$21.70

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.0)%	(5.4)%	(5.1)%	(6.2)%

Operating expenses before incentive fees	5.6%	5.6%	5.6%	5.6%
Incentive fees	- %	- %	- %	0.8%

Operating expenses after incentive fees	5.6%	5.6%	5.6%	6.4%

Total return:
Total return before incentive fees	(5.6)%	(3.3)%	(8.4)%	(2.7)%
Incentive fees	- %	- %	- %	(0.8)%

Total return after incentive fees	(5.6)%	(3.3)%	(8.4)%	(3.5)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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

The General Partner estimates that at any given time approximately 45.1% to 59.1% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2017 and 2016 were 1,431 and 1,536, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2017 and 2016 were 1,432 and 1,636, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2017 and 2016 were 119 and 211, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2017 and 2016 were 135 and 246, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2017 and 2016 were $112,737,899 and $109,659,842, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2017 and 2016 were $109,369,764 and $111,104,647, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2017				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$353,439	$(353,439)	$-	$-	$-	$-
Forwards	474,687	(474,687)	-	-	-	-

Total assets	$828,126	$(828,126)	$-	$-	$-	$-

Liabilities
Futures	$(950,494)	$353,439	$(597,055)	$-	$-	$(597,055)
Forwards	(579,955)	474,687	(105,268)	-	-	(105,268)

Total liabilities	$(1,530,449)	$828,126	$(702,323)	$-	$-	$(702,323)

Net fair value						$(702,323)*

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$753,644	$(384,998)	$368,646	$-	$-	$368,646
Forwards	630,512	(630,512)	-	-	-	-

Total assets	$1,384,156	$(1,015,510)	$368,646	$-	$-	$368,646

Liabilities
Futures	$(384,998)	$384,998	$-	$-	$-	$-
Forwards	(732,859)	630,512	(102,347)	-	-	(102,347)

Total liabilities	$(1,117,857)	$1,015,510	$(102,347)	$-	$-	$(102,347)

Net fair value						$266,299 *

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and/or the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co., and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017
Assets
Futures Contracts
Commodity	$256,249
Equity	23,932
Currencies	2,304
Interest Rates	70,954

Total unrealized appreciation on open futures contracts	353,439

Liabilities
Futures Contracts
Commodity	(316,910)
Equity	(190,805)
Currencies	(1,850)
Interest Rates	(440,929)

Total unrealized depreciation on open futures contracts	(950,494)

Net unrealized depreciation on open futures contracts	$(597,055)*

Assets
Forward Contracts
Commodity	$32,814
Currencies	441,873

Total unrealized appreciation on open forward contracts	474,687

Liabilities
Forward Contracts
Commodity	(117,127)
Currencies	(462,828)

Total unrealized depreciation on open forward contracts	(579,955)

Net unrealized depreciation on open forward contracts	$(105,268)**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2016
Assets
Futures Contracts
Commodity	$307,440
Equity	235,457
Currencies	3,131
Interest Rates	207,616

Total unrealized appreciation on open futures contracts	753,644

Liabilities
Futures Contracts
Commodity	(217,794)
Equity	(73,498)
Currencies	(2,948)
Interest Rates	(90,758)

Total unrealized depreciation on open futures contracts	(384,998)

Net unrealized appreciation on open futures contracts	$368,646 *

Assets
Forward Contracts
Commodity	$82,024
Currencies	548,488

Total unrealized appreciation on open forward contracts	630,512

Liabilities
Forward Contracts
Commodity	(291,675)
Currencies	(441,184)

Total unrealized depreciation on open forward contracts	(732,859)

Net unrealized depreciation on open forward contracts	$(102,347)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016
Commodity	$(145,211)		$(907,366)		$(585,807)		$(763,954)
Equity	349,772		(536,415)		1,354,199		(747,963)
Currencies	(594,626)		(36,081)		(892,019)		(697,026)
Interest Rates	(665,777)		738,515		(1,359,757)		2,175,035

Total	$(1,055,842	)***	$(741,347	)***	$(1,483,384	)***	$(33,908	)***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$353,439	$353,439	$-	$-
Forwards	474,687	32,814	441,873	-

Total assets	$828,126	$386,253	$441,873	$-

Liabilities
Futures	$950,494	$950,494	$-	$-
Forwards	579,955	117,127	462,828	-

Total liabilities	$1,530,449	$1,067,621	$462,828	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$753,644	$753,644	$-	$-
Forwards	630,512	82,024	548,488	-

Total assets	$1,384,156	$835,668	$548,488	$-

Liabilities
Futures	$384,998	$384,998	$-	$-
Forwards	732,859	291,675	441,184	-

Total liabilities	$1,117,857	$676,673	$441,184	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership capital decreased 18.1% from $26,777,385 to $21,937,500. This decrease was attributable to redemptions of 141,913.778 limited partners Units totaling $2,707,252, redemptions of 1,063.830 General Partner units totaling $20,000 and a net loss of $2,112,633. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017 and 2016, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2017, the net asset value per Unit decreased 5.6% from $19.25 to $18.17, as compared to a decrease of 3.3% during the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,055,842. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $741,347. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sectors.

The most significant losses were incurred within the global interest rate sector primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses within the currency sector were recorded primarily during April and May from long positioning in the U.S. dollar against most developed currencies. During April and May, the U.S. dollar was impacted by an ongoing unwind of the Trump-induced reflation-trade, linked with some mixed U.S. economic data, while generally stronger European data conspired to send the U.S. dollar lower. Within the energy complex, losses were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. In the metals complex, losses were recorded primarily during April and May from long holdings in the industrial metals amid an unwind of the global reflation trade, which pushed commodity prices lower. The Partnership’s losses for the quarter were partially offset by gains achieved within the agricultural markets during April from long positions in cattle futures as prices rallied significantly higher amid increased global demand for U.S. beef exports. Additional gains were achieved in this sector during April from short positions in cocoa futures as bumper crops in Africa threatened to increase global supplies. Within the global stock index markets, gains were experienced during April and May from long positions in Asian and European equity index futures as prices were buoyed by increased consumer confidence.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit decreased 8.4% from $19.83 to $18.17, as compared to a decrease of 3.5% during the six months ended June 30, 2016. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $1,483,384. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $33,908. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sectors.

The most significant losses were incurred within the global interest rate markets during January and March from long positions in European and U.S. fixed income futures as prices declined amid growing hawkish sentiment from central banks across the globe. Additional losses were recorded in this sector during June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses within the currency sector were recorded primarily during March through May from long positioning in the U.S. dollar against most developed currencies. During March through May, the U.S. dollar was impacted by an ongoing unwind of the Trump-induced reflation-trade, linked with some mixed U.S. economic data, while generally stronger European data conspired to send the greenback lower. Within the energy markets, losses were recorded during January and February from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses. Additional losses within the energy complex were experienced during March through June from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. In the metals complex, losses were incurred during March through May from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Additional losses were experienced during April and May from long holdings on the industrial metals amid an unwind of the global reflation trade, which pushed commodity prices lower. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index sector primarily from long positions in U.S., European, and Asian equity index futures as prices rallied January through May amid positive economic data within all three regions and a renewed bullishness relating to potential economic growth. Within the agricultural markets, gains were recorded primarily during April from long positions in cattle futures as prices rallied significantly higher amid increased global demand for U.S. beef exports. Additional gains were achieved in this sector during April from short positions in cocoa futures as bumper crops in Africa threaten to increase global supplies.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Partnership’s total capitalization was $21,937,500.

		June 30, 2017
			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,173,838	5.35%	$1,213,099	$858,241	$1,042,977
Equity	966,453	4.41	1,032,955	931,324	976,671
Currencies	2,454,770	11.19	3,499,300	2,315,970	2,996,109
Interest Rates	550,175	2.51	736,148	258,463	540,460

Total	$5,145,236	23.46%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	17,899.458	$19.06	N/A	N/A
May 1, 2017 - May 31, 2017	23,509.436	$18.80	N/A	N/A
June 1, 2017 - June 30, 2017	33,959.070	$18.17	N/A	N/A
	75,367.964	$18.58

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.