Form 10-Q
period 2017-09-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2017-11-13
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes        No X

As of October 31, 2017, 1,127,907.231 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$15,743,759	$22,501,448
Restricted cash	5,630,887	4,805,814
Net unrealized appreciation on open futures contracts	304,300	368,646

Total equity in trading account	21,678,946	27,675,908

Cash at bank	631	218
Interest receivable	13,055	5,880

Total assets	$21,692,632	$27,682,006

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$540,007	$102,347
Accrued expenses:
General Partner fees	36,855	46,032
Ongoing placement agent fees	36,855	46,032
Management fees	27,641	34,523
Redemptions payable to Limited Partners	478,072	675,687

Total liabilities	1,119,430	904,621

Partners’ Capital:
General Partner, 14,973.928 and 16,037.758 Units outstanding at September 30, 2017 and December 31, 2016, respectively	267,225	318,009
Limited Partners, 1,137,830.678 and 1,334,363.816 Units outstanding at September 30, 2017 and December 31, 2016, respectively	20,305,977	26,459,376

Total partners’ capital (net asset value)	20,573,202	26,777,385

Total liabilities and partners’ capital	$21,692,632	$27,682,006

Net asset value per Unit	$17.85	$19.83

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	187	$78,478	0.38%
Equity	380	325,731	1.58
Currencies	1	1,275	0.01
Interest Rates	367	(180,986)	(0.88)

Total futures contracts purchased		224,498	1.09

Futures Contracts Sold
Commodity	271	(14,507)	(0.07)
Equity	46	19,349	0.09
Currencies	1	(182)	(0.00) *
Interest Rates	219	75,142	0.37

Total futures contracts sold		79,802	0.39

Net unrealized appreciation on open futures contracts		$304,300	1.48%

Unrealized Appreciation on Open Forward Contracts
Commodity	14	$22,122	0.11%
Currencies	$25,664,380	294,537	1.43

Total unrealized appreciation on open forward contracts		316,659	1.54

Unrealized Depreciation on Open Forward Contracts
Commodity	42	(214,339)	(1.04)
Currencies	$37,883,068	(642,327)	(3.12)

Total unrealized depreciation on open forward contracts		(856,666)	(4.16)

Net unrealized depreciation on open forward contracts		$(540,007)	(2.62)%

*	Due to rounding.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$41,264	$14,441	$103,914	$43,461

Expenses:
General Partner fees	109,681	160,066	361,280	510,532
Ongoing placement agent fees	109,681	160,066	361,280	510,532
Management fees	82,260	120,048	270,961	382,899
Incentive fees	-	-	-	270,903

Total expenses	301,622	440,180	993,521	1,674,866

Net investment loss	(260,358)	(425,739)	(889,607)	(1,631,405)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(578,351)	553,904	(1,094,510)	(1,118,062)
Net change in unrealized gains (losses) on open contracts	467,091	(917,794)	(500,134)	720,264

Total trading results	(111,260)	(363,890)	(1,594,644)	(397,798)

Net income (loss)	$(371,618)	$(789,629)	$(2,484,251)	$(2,029,203)

Net income (loss) per Unit*	$(0.32)	$(0.54)	$(1.98)	$(1.33)

Weighted average number of Units outstanding	1,193,355.109	1,485,967.558	1,260,793.771	1,541,559.133

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	1,350,401.574	$26,459,376	$318,009	$26,777,385
Redemptions	(197,596.968)	(3,699,932)	(20,000)	(3,719,932)
Net income (loss)	-	(2,453,467)	(30,784)	(2,484,251)

Partners’ Capital, September 30, 2017	1,152,804.606	$20,305,977	$267,225	$20,573,202

Partners’ Capital, December 31, 2015	1,604,100.302	$35,657,357	$417,919	$36,075,276
Redemptions	(169,581.724)	(3,630,574)	(55,229)	(3,685,803)
Net income (loss)	-	(2,005,929)	(23,274)	(2,029,203)

Partners’ Capital, September 30, 2016	1,434,518.578	$30,020,854	$339,416	$30,360,270

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its Diversified Program, the Trading Advisor’s proprietary, systematic trading system.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended September 30, 2017.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $5,630,887 and $4,805,814, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(77,569) (proceeds of $78,190) and $(331,114) (proceeds of $329,863) as of September 30, 2017 and December 31, 2016, respectively.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.10)	$(0.25)	$(1.27)	$(0.27)
Net investment loss	(0.22)	(0.29)	(0.71)	(1.06)

Increase (decrease) for the period	(0.32)	(0.54)	(1.98)	(1.33)
Net asset value per Unit, beginning of period	18.17	21.70	19.83	22.49

Net asset value per Unit, end of period	$17.85	$21.16	$17.85	$21.16

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.8)%	(5.4)%	(5.0)%	(6.2)%

Operating expenses before incentive fees	5.5%	5.5%	5.6%	5.6%
Incentive fees	-%	-%	-%	0.8%

Total expenses	5.5%	5.5%	5.6%	6.4%

Total return:
Total return before incentive fees	(1.8)%	(2.5)%	(10.0)%	(5.1)%
Incentive fees	-%	-%	-%	(0.8)%

Total return after incentive fees	(1.8)%	(2.5)%	(10.0)%	(5.9)%

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

The General Partner estimates that at any given time approximately 43.0% to 60.5% of the Partnership’s contracts are traded over-the-counter.

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

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2017 and 2016 were 1,568 and 1,579, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2017 and 2016 were 1,477 and 1,617, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2017 and 2016 were 112 and 185, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2017 and 2016 were 127 and 226, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2017 and 2016 were $117,898,399 and $91,690,690, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2017 and 2016 were $112,212,643 and $104,633,328, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the
	Gross Amounts Recognized			Statements of Financial Condition
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$816,396	$(512,096)	$304,300	$-	$-	$304,300
Forwards	316,659	(316,659)	-	-	-	-

Total assets	$1,133,055	$(828,755)	$304,300	$-	$-	$304,300

Liabilities
Futures	$(512,096)	$512,096	$-	$-	$-	$-
Forwards	(856,666)	316,659	(540,007)	-	-	(540,007)

Total liabilities	$(1,368,762)	$828,755	$(540,007)	$-	$-	$(540,007)

Net fair value						$(235,707)	*

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition
				Gross Amounts Not Offset in the
	Gross Amounts Recognized			Statements of Financial Condition
				Financial Instruments	Cash Collateral
December 31, 2016					Received/ Pledged*	Net Amount

Assets
Futures	$753,644	$(384,998)	$368,646	$-	$-	$368,646
Forwards	630,512	(630,512)	-	-	-	-

Total assets	$1,384,156	$(1,015,510)	$368,646	$-	$-	$368,646

Liabilities
Futures	$(384,998)	$384,998	$-	$-	$-	$-
Forwards	(732,859)	630,512	(102,347)	-	-	(102,347)

Total liabilities	$(1,117,857)	$1,015,510	$(102,347)	$-	$-	$(102,347)

Net fair value						$266,299	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Commodity	$326,631
Equity	398,691
Currencies	1,275
Interest Rates	89,799

Total unrealized appreciation on open futures contracts	816,396

Liabilities
Futures Contracts
Commodity	(262,660)
Equity	(53,611)
Currencies	(182)
Interest Rates	(195,643)

Total unrealized depreciation on open futures contracts	(512,096)

Net unrealized appreciation on open futures contracts	$304,300	*

Assets
Forward Contracts
Commodity	$22,122
Currencies	294,537

Total unrealized appreciation on open forward contracts	316,659

Liabilities
Forward Contracts
Commodity	(214,339)
Currencies	(642,327)

Total unrealized depreciation on open forward contracts	(856,666)

Net unrealized depreciation on open forward contracts	$(540,007)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016
Commodity	$(354,430)		$(348,724)		$(940,237)		$(1,112,678)
Equity	702,759		321,742		2,056,958		(426,221)
Currencies	(393,812)		(55,322)		(1,285,831)		(752,348)
Interest Rates	(65,777)		(281,586)		(1,425,534)		1,893,449

Total	$(111,260)	***	$(363,890)	***	$(1,594,644)	***	$(397,798)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$816,396	$816,396	$-	$-
Forwards	316,659	22,122	294,537	-

Total assets	$1,133,055	$838,518	$294,537	$-

Liabilities
Futures	$512,096	$512,096	$-	$-
Forwards	856,666	214,339	642,327	-

Total liabilities	$1,368,762	$726,435	$642,327	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$753,644	$753,644	$-	$-
Forwards	630,512	82,024	548,488	-

Total assets	$1,384,156	$835,668	$548,488	$-

Liabilities
Futures	$384,998	$384,998	$-	$-
Forwards	732,859	291,675	441,184	-

Total liabilities	$1,117,857	$676,673	$441,184	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 23.2% from $26,777,385 to $20,573,202. This decrease was attributable to redemptions of 196,533.138 limited partners Units totaling $3,699,932, redemptions of 1,063.830 General Partner units totaling $20,000 and a net loss of $2,484,251. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017 and 2016, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2017, the net asset value per Unit decreased 1.8% from $18.17 to $17.85, as compared to a decrease of 2.5% during the third quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $111,260. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $363,890. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most significant losses were incurred within the agricultural sector primarily during July from short positions in soybean and wheat futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses in this sector were experienced during July from short futures positions in coffee, sugar, and cocoa. Within the currency sector, losses were recorded during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. During September, losses in the currencies were recorded primarily from long positions in the euro versus the U.S. dollar. Within the global interest rate sector, losses were recorded primarily during September from long positions in European and U.S. fixed income futures as prices decreased after geopolitical concerns eased and as major central banks grew increasingly hawkish. Losses within the metals complex were recorded during September from long positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index markets throughout the quarter from long positions in U.S., Asian, and European equity index futures as prices were buoyed by growing confidence in the strength of the global economy. Within the energy complex, gains were recorded during July and September from long futures positions in crude oil and oil distillates as prices increased due to signs that a global crude glut is starting to wane, potential supply disruptions in the Middle East, and U.S. refinery shutdowns as a result of Hurricane Harvey.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit decreased 10.0% from $19.83 to $17.85, as compared to a decrease of 5.9% during the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $1,594,644. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $397,798. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies sectors and were partially offset by gains in the interest rates sector.

The most significant losses were incurred within the global interest rate markets during January, March, June, and September from long positions in European and U.S. fixed income futures as prices declined amid hawkish sentiment from central banks across developed markets. Losses within the currency sector were recorded primarily during March through May from long positioning in the U.S. dollar against most developed currencies. During March through May, the U.S. dollar was impacted by an ongoing unwind of the Trump-induced reflation-trade, linked with some mixed U.S. economic data, while generally stronger European data conspired to send the greenback lower. Additional losses in this sector were recorded during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. During September, losses in this sector were recorded primarily from long positions in the euro versus the U.S. dollar. Within the energy markets, losses were recorded during January and February from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses. Additional losses within the energy complex were experienced during March through June from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Within the agricultural markets, losses were incurred during January from short positions in wheat futures as prices moved higher after industry reports indicated U.S. farmers may allocate fewer acres to wheat production in 2017. Further losses were recorded in this sector during July from short positions in soybean and wheat futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Additional losses during July were experienced from short futures positions in coffee, sugar, and cocoa. In the metals complex, losses were incurred from March through May from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Further losses in the metals were experienced during September from long positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended. Partnership’s losses for the first nine months of the year were partially offset by trading gains achieved within the global stock index sector from long positions in U.S., European, and Asian equity index futures as prices rose during the last three quarters amid positive economic data within all three regions and a renewed bullishness relating to potential global economic growth.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $20,573,202.

September 30, 2017

			Three Months Ended September 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,089,826	5.30%	$1,251,363	$927,071	$1,074,663
Equity	1,208,839	5.88	1,208,839	819,926	1,013,464
Currencies	2,578,956	12.53	3,330,324	2,451,971	2,785,702
Interest Rates	561,567	2.73	1,021,555	288,953	648,836

Total	$5,439,188	26.44%

* Average of daily Values at Risk. As of December 31, 2016, the Partnership’s total capitalization was $26,777,385.
December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$879,169	3.28%	$2,204,656	$723,004	$1,056,421
Equity	1,220,694	4.56	1,336,766	290,856	730,816
Currencies	1,841,933	6.88	2,849,473	1,123,185	2,018,521
Interest Rates	654,654	2.44	1,313,362	406,348	840,871

Total	$4,596,450	17.16%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	14,369.966	$18.24	N/A	N/A
August 1, 2017 - August 31, 2017	13,466.640	$18.75	N/A	N/A
September 1, 2017 - September 30, 2017	26,782.754	$17.85	N/A	N/A
	54,619.360	$18.17

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

MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.