Form 10-Q
period 2018-03-31
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2018-05-10
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes       No X

As of April 30, 2018, 1,044,998.342 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$14,843,749	$14,092,238
Restricted cash	5,830,840	7,352,467
Net unrealized appreciation on open futures contracts	559,433	241,902
Net unrealized appreciation on open forward contracts	-	32,559

Total equity in trading account	21,234,022	21,719,166

Cash at bank	-	437
Interest receivable	20,854	16,727

Total assets	$21,254,876	$21,736,330

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$152,483	$-
Accrued expenses:
General Partner fees	34,611	36,098
Ongoing placement agent fees	34,611	36,098
Management fees	25,958	27,072
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	160,301	223,837

Total liabilities	407,964	373,105

Partners’ Capital:
General Partner, 11,456.301 and 12,400.588 Units outstanding at March 31, 2018 and December 31, 2017, respectively	222,631	240,918
Limited Partners, 1,061,270.573 and 1,087,185.446 Units outstanding at March 31, 2018 and December 31, 2017, respectively	20,624,281	21,122,307

Total partners’ capital (net asset value)	20,846,912	21,363,225

Total liabilities and partners’ capital	$21,254,876	$21,736,330

Net asset value per Unit	$19.43	$19.43

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	184	$304,495	1.46%
Equity	149	(109,950)	(0.53)
Currencies	3	(951)	(0.00) *
Interest Rates	364	345,654	1.66

Total futures contracts purchased		539,248	2.59

Futures Contracts Sold
Commodity	201	62,650	0.30
Equity	30	92,313	0.44
Currencies	2	155	0.00 *
Interest Rates	571	(134,933)	(0.64)

Total futures contracts sold		20,185	0.10

Net unrealized appreciation on open futures contracts		$559,433	2.69%

Unrealized Appreciation on Open Forward Contracts
Commodity	33	$74,396	0.36%
Currencies	$32,128,495	267,446	1.28

Total unrealized appreciation on open forward contracts		341,842	1.64

Unrealized Depreciation on Open Forward Contracts
Commodity	50	(171,695)	(0.82)
Currencies	$38,592,392	(322,630)	(1.55)

Total unrealized depreciation on open forward contracts		(494,325)	(2.37)

Net unrealized depreciation on open forward contracts		$(152,483)	(0.73)%

* Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	201	$534,359	2.50%
Equity	316	145,298	0.68
Currencies	1	1,556	0.01
Interest Rates	665	(477,937)	(2.24)

Total futures contracts purchased		203,276	0.95

Futures Contracts Sold
Commodity	435	(63,611)	(0.30)
Equity	44	(335)	(0.00) *
Currencies	4	(5,709)	(0.03)
Interest Rates	686	108,281	0.51

Total futures contracts sold		38,626	0.18

Net unrealized appreciation on open futures contracts		$241,902	1.13%

Unrealized Appreciation on Open Forward Contracts
Commodity	45	$272,253	1.27%
Currencies	$50,984,490	621,423	2.91

Total unrealized appreciation on open forward contracts		893,676	4.18

Unrealized Depreciation on Open Forward Contracts
Commodity	25	(126,051)	(0.59)
Currencies	$54,842,189	(735,066)	(3.44)

Total unrealized depreciation on open forward contracts		(861,117)	(4.03)

Net unrealized appreciation on open forward contracts		$32,559	0.15%

* Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$59,246	$26,688

Expenses:
General Partner fees	108,674	131,309
Ongoing placement agent fees	108,674	131,309
Management fees	81,507	98,483

Total expenses	298,855	361,101

Net investment loss	(239,609)	(334,413)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	131,502	(42,834)
Net change in unrealized gains (losses) on open contracts	129,531	(384,708)

Total trading results	261,033	(427,542)

Net income (loss)	$21,424	$(761,955)

Net income (loss) per Unit*	0.0	$(0.58)

Weighted average number of Units outstanding	1,090,006.113	1,325,294.505

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,099,586.034	$21,122,307	$240,918	$21,363,225
Redemptions - General Partner	(944.287)	-	(20,000)	(20,000)
Redemptions - Limited Partners	(25,914.873)	(517,737)	-	(517,737)
Net income (loss)	-	19,711	1,713	21,424

Partners’ Capital, March 31, 2018	1,072,726.874	$20,624,281	$222,631	$20,846,912

Partners’ Capital, December 31, 2016	1,350,401.574	$26,459,376	$318,009	$26,777,385
Redemptions - Limited Partners	(66,545.814)	(1,307,075)	-	(1,307,075)
Net income (loss)	-	(752,594)	(9,361)	(761,955)

Partners’ Capital, March 31, 2017	1,283,855.760	$24,399,707	$308,648	$24,708,355

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During the reporting period and prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its Diversified Program, the Trading Advisor’s proprietary, systematic trading system.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended March 31, 2018.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Partnership’s Investments. All Futures Interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $5,830,840 and $7,352,467, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(16,170) (proceeds of $16,213) and $363,412 (cost of $360,411) as of March 31, 2018 and December 31, 2017, respectively.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.22		$(0.33)
Net investment loss	(0.22)		(0.25)

Increase (decrease) for the period	0.0		(0.58)
Net asset value per Unit, beginning of period	19.43		19.83

Net asset value per Unit, end of period	$19.43		$19.25

	Three Months Ended March 31,
	2018		2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.5)%		(5.2)%

Operating expenses	5.6%		5.7%
Incentive fees	-%		-%

Total expenses	5.6%		5.7%

Total return:
Total return before incentive fees	0.0	% ****	(2.9)%
Incentive fees	-%		-%

Total return after incentive fees	0.0	% ****	(2.9)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (other than incentive fees, if applicable).

***	Interest income less total expenses.

****	Due to rounding.

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

The General Partner estimates that at any given time approximately 46.6% to 62.3% of the Partnership’s contracts are traded over-the-counter.

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

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements with the counterparty, which is accomplished by daily maintenance of the cash balance in custody accounts and U.S. Treasury bills held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2018 and 2017 were 1,783 and 1,433, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2018 and 2017 were 140 and 150, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2018 and 2017 were $150,823,357 and $106,001,629, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts
	Gross	Offset in the Statements of	Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2018	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$976,949	$(417,516)	$559,433	$-	$-	$559,433
Forwards	341,842	(341,842)	-	-	-	-

Total assets	$1,318,791	$(759,358)	$559,433	$-	$-	$559,433

Liabilities
Futures	$(417,516)	$417,516	$-	$-	$-	$-
Forwards	(494,325)	341,842	(152,483)	-	-	(152,483)

Total liabilities	$(911,841)	$759,358	$(152,483)	$-	$-	$(152,483)

Net fair value						$406,950	*

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
	Gross	Offset in the Statements of	Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$1,079,969	$(838,067)	$241,902	$-	$-	$241,902
Forwards	893,676	(861,117)	32,559	-	-	32,559

Total assets	$1,973,645	$(1,699,184)	$274,461	$-	$-	$274,461

Liabilities
Futures	$(838,067)	$838,067	$-	$-	$-	$-
Forwards	(861,117)	861,117	-	-	-	-

Total liabilities	$(1,699,184)	$1,699,184	$-	$-	$-	$-

Net fair value						$274,461	*

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Assets

Futures Contracts
Commodity	$442,921
Equity	103,041
Currencies	475
Interest Rates	430,512

Total unrealized appreciation on open futures contracts	976,949

Liabilities

Futures Contracts
Commodity	(75,776)
Equity	(120,678)
Currencies	(1,271)
Interest Rates	(219,791)

Total unrealized depreciation on open futures contracts	(417,516)

Net unrealized appreciation on open futures contracts	$559,433	*

Assets

Forward Contracts
Commodity	$74,396
Currencies	267,446

Total unrealized appreciation on open forward contracts	341,842

Liabilities

Forward Contracts
Commodity	(171,695)
Currencies	(322,630)

Total unrealized depreciation on open forward contracts	(494,325)

Net unrealized depreciation on open forward contracts	$(152,483)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2017
Assets
Futures Contracts
Commodity	$681,541
Equity	210,560
Currencies	1,556
Interest Rates	186,312

Total unrealized appreciation on open futures contracts	1,079,969

Liabilities
Futures Contracts
Commodity	(210,793)
Equity	(65,597)
Currencies	(5,709)
Interest Rates	(555,968)

Total unrealized depreciation on open futures contracts	(838,067)

Net unrealized appreciation on open futures contracts	$241,902	*

Assets
Forward Contracts
Commodity	$272,253
Currencies	621,423

Total unrealized appreciation on open forward contracts	893,676

Liabilities
Forward Contracts
Commodity	(126,051)
Currencies	(735,066)

Total unrealized depreciation on open forward contracts	(861,117)

Net unrealized appreciation on open forward contracts	$32,559	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
Sector	2018		2017
Commodity	$(311,515)		$(440,596)
Equity	(614,895)		1,004,427
Currencies	84,414		(297,393)
Interest Rates	1,103,029		(693,980)

Total	$261,033	***	$(427,542)	***

*** This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$976,949	$976,949	$-	$-
Forwards	341,842	-	341,842	-

Total assets	$1,318,791	$976,949	$341,842	$-

Liabilities
Futures	$417,516	$417,516	$-	$-
Forwards	494,325	-	494,325	-

Total liabilities	$911,841	$417,516	$494,325	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,079,969	$1,079,969	$-	$-
Forwards	893,676	-	893,676	-

Total assets	$1,973,645	$1,079,969	$893,676	$-

Liabilities
Futures	$838,067	$838,067	$-	$-
Forwards	861,117	-	861,117	-

Total liabilities	$1,699,184	$838,067	$861,117	$-

*

$82,024 of assets and $291,675 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, Partnership capital decreased 2.4% from $21,363,225 to $20,846,912. This decrease was attributable to redemptions of 25,914.873 limited partners Units totaling $517,737 and redemptions of 944.287 General Partner Units totaling $20,000, which was partially offset by net income of $21,424. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2018 and 2017, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2018, the net asset value per Unit remained the same at $19.43, as compared to a decrease of 2.9% during the first quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $261,033. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the currencies and interest rates sectors and were partially offset by losses in the commodity and equity sectors. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $427,542. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

During the first quarter, the most notable gains were recorded from short positions in U.S. interest rate futures during January and from long positions in European interest rate futures during March. Also during January, gains were achieved within the currency sector from positions in the British pound and the Australian dollar. Additional gains experienced from long positons in the energy sector during January and March more than offset losses recorded during February. Smaller gains were also recorded in cocoa futures trading during March. The Partnership’s overall trading gains for the quarter were offset by trading losses during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In commodities, losses were incurred in the grains markets during January and February as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $20,846,912.

March 31, 2018

			Three Months Ended March 31, 2018

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$801,010	3.84%	$1,466,445	$645,158	$977,513
Equity	529,199	2.54	1,186,590	529,199	823,252
Currencies	3,580,067	17.17	3,760,430	2,724,200	3,217,736
Interest Rates	823,648	3.95	1,151,799	606,761	974,814

Total	$5,733,924	27.50%

* Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	9,186.490	$21.18	N/A	N/A
February 1, 2018 - February 28, 2018	8,478.209	$19.21	N/A	N/A
March 1, 2018 - March 31, 2018	8,250.174	$19.43	N/A	N/A
	25,914.873	$19.98

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section  1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.