Form 10-Q
period 2018-06-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2018-08-09
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes         No X

As of July 31, 2018, 992,823.544 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$13,302,916	$14,092,238
Restricted cash	5,220,300	7,352,467
Net unrealized appreciation on open futures contracts	453,357	241,902
Net unrealized appreciation on open forward contracts	303,718	32,559

Total equity in trading account	19,280,291	21,719,166

Cash at bank	-	437
Interest receivable	18,597	16,727

Total assets	$19,298,888	$21,736,330

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
General Partner fees	$31,511	$36,098
Ongoing placement agent fees	31,511	36,098
Management fees	23,634	27,072
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	522,895	223,837

Total liabilities	609,551	373,105

Partners’ Capital:
General Partner, 11,456.301 and 12,400.588 Units outstanding at June 30, 2018 and December 31, 2017, respectively	211,498	240,918
Limited Partners, 1,000,869.216 and 1,087,185.446 Units outstanding at June 30, 2018 and December 31, 2017, respectively	18,477,839	21,122,307

Total partners’ capital (net asset value)	18,689,337	21,363,225

Total liabilities and partners’ capital	$19,298,888	$21,736,330

Net asset value per Unit	$18.46	$19.43

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	168	$303,931	1.63%
Equity	211	(123,074)	(0.66)
Interest Rates	465	100,292	0.53

Total futures contracts purchased		281,149	1.50

Futures Contracts Sold
Commodity	279	201,856	1.08
Equity	56	(13,451)	(0.07)
Currencies	15	7,836	0.04
Interest Rates	388	(24,033)	(0.13)

Total futures contracts sold		172,208	0.92

Net unrealized appreciation on open futures contracts		$453,357	2.42%

Unrealized Appreciation on Open Forward Contracts
Commodity	30	$113,681	0.61%
Currencies	$52,822,447	675,868	3.61

Total unrealized appreciation on open forward contracts		789,549	4.22

Unrealized Depreciation on Open Forward Contracts
Commodity	22	(104,276)	(0.56)
Currencies	$31,520,531	(381,555)	(2.04)

Total unrealized depreciation on open forward contracts		(485,831)	(2.60)

Net unrealized appreciation on open forward contracts		$303,718	1.62%

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$61,563	$35,962	$120,809	$62,650

Expenses:
General Partner fees	101,467	120,290	210,141	251,599
Ongoing placement agent fees	101,467	120,290	210,141	251,599
Management fees	76,099	90,218	157,606	188,701

Total expenses	279,033	330,798	577,888	691,899

Net investment loss	(217,470)	(294,836)	(457,079)	(629,249)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,153,483)	(473,325)	(1,021,981)	(516,159)
Net change in unrealized gains (losses) on open contracts	348,863	(582,517)	478,394	(967,225)

Total trading results	(804,620)	(1,055,842)	(543,587)	(1,483,384)

Net income (loss)	$(1,022,090)	$(1,350,678)	$(1,000,666)	$(2,112,633)

Net income (loss) per Unit*	$(0.97)	$(1.08)	$(0.97)	$(1.66)

Weighted average number of Units outstanding	1,056,610.958	1,263,731.699	1,073,308.536	1,294,513.102

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,099,586.034	$21,122,307	$240,918	$21,363,225
Redemptions - General Partner	(944.287)	-	(20,000)	(20,000)
Redemptions - Limited Partners	(86,316.230)	(1,653,222)	-	(1,653,222)
Net income (loss)	-	(991,246)	(9,420)	(1,000,666)

Partners’ Capital, June 30, 2018	1,012,325.517	$18,477,839	$211,498	$18,689,337

Partners’ Capital, December 31, 2016	1,350,401.574	$26,459,376	$318,009	$26,777,385
Redemptions - General Partner	(1,063.830)	-	(20,000)	(20,000)
Redemptions - Limited Partners	(141,913.778)	(2,707,252)	-	(2,707,252)
Net income (loss)	-	(2,086,678)	(25,955)	(2,112,633)

Partners’ Capital, June 30, 2017	1,207,423.966	$21,665,446	$272,054	$21,937,500

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its Diversified Program, the Trading Advisor’s proprietary, systematic trading system.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended June 30, 2018.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $5,220,300 and $7,352,467, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(251,411) (proceeds of $250,192) and $363,412 (cost of $360,411) as of June 30, 2018 and December 31, 2017, respectively.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

3.   Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.76)	$(0.85)	$(0.54)	$ (1.18)
Net investment loss	(0.21)	(0.23)	(0.43)	(0.48)

Increase (decrease) for the period	(0.97)	(1.08)	(0.97)	(1.66)
Net asset value per Unit, beginning of period	19.43	19.25	19.43	19.83

Net asset value per Unit, end of period	$18.46	$18.17	$18.46	$18.17

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.4)%	(5.0)%	(4.4)%	(5.1)%

Operating expenses	5.6%	5.6%	5.6%	5.6%
Incentive fees	-%	-%	-%	-%

Total expenses	5.6%	5.6%	5.6%	5.6%

Total return:
Total return before incentive fees	(5.0)%	(5.6)%	(5.0)%	(8.4)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(5.0)%	(5.6)%	(5.0)%	(8.4)%

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

The General Partner estimates that at any given time approximately 49.5% to 63.6% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2018 and 2017 were 1,793 and 1,431, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2018 and 2017 were 1,788 and 1,432, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2018 and 2017 were 111 and 119, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2018 and 2017 were 126 and 135, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2018 and 2017 were $123,522,808 and $112,737,899, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2018 and 2017 were $137,173,083 and $109,369,764, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of June 30, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
June 30, 2018	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$772,792	$(319,435)	$453,357	$-	$-	$453,357
Forwards	789,549	(485,831)	303,718	-	-	303,718

Total assets	$1,562,341	$(805,266)	$757,075	$-	$-	$757,075

Liabilities
Futures	$(319,435)	$319,435	$-	$-	$-	$-
Forwards	(485,831)	485,831	-	-	-	-

Total liabilities	$(805,266)	$805,266	$-	$-	$-	$-

Net fair value						$757,075	*

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2017	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$1,079,969	$(838,067)	$241,902	$-	$-	$241,902
Forwards	893,676	(861,117)	32,559	-	-	32,559

Total assets	$1,973,645	$(1,699,184)	$274,461	$-	$-	$274,461

Liabilities
Futures	$(838,067)	$838,067	$-	$-	$-	$-
Forwards	(861,117)	861,117	-	-	-	-

Total liabilities	$(1,699,184)	$1,699,184	$-	$-	$-	$-

Net fair value						$274,461	*

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Commodity	$574,759
Equity	47,062
Currencies	9,410
Interest Rates	141,561

Total unrealized appreciation on open futures contracts	772,792

Liabilities
Futures Contracts
Commodity	(68,972)
Equity	(183,587)
Currencies	(1,574)
Interest Rates	(65,302)

Total unrealized depreciation on open futures contracts	(319,435)

Net unrealized appreciation on open futures contracts	$453,357	*

Assets
Forward Contracts
Commodity	$113,681
Currencies	675,868

Total unrealized appreciation on open forward contracts	789,549

Liabilities
Forward Contracts
Commodity	(104,276)
Currencies	(381,555)

Total unrealized depreciation on open forward contracts	(485,831)

Net unrealized appreciation on open forward contracts	$303,718	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Commodity	$549,612		$(145,211)		$238,097		$(585,807)
Equity	(31,781)		349,772		(646,676)		1,354,199
Currencies	(187,575)		(594,626)		(103,161)		(892,019)
Interest Rates	(1,134,876)		(665,777)		(31,847)		(1,359,757)

Total	$(804,620)	***	$(1,055,842)	***	$(543,587)	***	$(1,483,384)	***

***  This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$772,792	$772,792	$-	$-
Forwards	789,549	-	789,549	-

Total assets	$1,562,341	$772,792	$789,549	$-

Liabilities
Futures	$319,435	$319,435	$-	$-
Forwards	485,831	-	485,831	-

Total liabilities	$805,266	$319,435	$485,831	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,079,969	$1,079,969	$-	$-
Forwards	893,676	-	893,676	-

Total assets	$1,973,645	$1,079,969	$893,676	$-

Liabilities
Futures	$838,067	$838,067	$-	$-
Forwards	861,117	-	861,117	-

Total liabilities	$1,699,184	$838,067	$861,117	$-

*

$82,024 of assets and $291,675 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

For the six months ended June 30, 2018, Partnership capital decreased 12.5% from $21,363,225 to $18,689,337. This decrease was attributable to redemptions of 86,316.230 limited partners Units totaling $1,653,222, redemptions of 944.287 General Partner Units totaling $20,000 and a net loss of $1,000,666. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2018 and 2017, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2018, the net asset value per Unit decreased 5.0% from $19.43 to $18.46, as compared to a decrease of 5.6% during the second quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $804,620. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by gains in the commodity sector. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,055,842. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

During the quarter, the most notable losses were recorded during May as political deadlock in Italy combined with a dovish tone from the U.S. Federal Reserve led to losses from long Italian bond and short North American fixed income futures positions. Losses within the currency sector were recorded during May from long positions in the Swiss franc, euro, and British pound versus the U.S. dollar as a surging U.S. economy bolstered the value of the dollar. Within the agricultural markets, losses were incurred during May from long positions in cocoa futures as prices fell on news of a larger-than-expected Ghanaian harvest. Further losses within the agricultural markets were experienced due to positions in the grains markets. Within the global equity index sector, losses were recorded during May and June from long positions in Asian and European equity index futures as geopolitical events weakened investor demand for risk assets. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in the energy complex throughout the quarter from long futures positions in crude oil and its refined product as prices rose amid supply concerns and increased demand.

During the Partnership’s six months ended June 30, 2018, the net asset value per Unit decreased 5.0% from $19.43 to $18.46, as compared to a decrease of 8.4% during the six months ended June 30, 2017. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2018 of $543,587. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by gains in the commodity sector. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $1,483,384. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most significant losses were incurred within the global stock indices during February, May, and June from long positions in Asian, European, and U.S. equity index futures as a more hawkish tone from the U.S. Federal Reserve and geopolitical events weakened investor demand for risk assets. Notable losses were recorded within the metals complex during much of the year from both long and short futures positions in industrial metals as prices whipsawed amid concerns of sanctions, tariffs, and the fluctuating value of the U.S. dollar. In the agriculturals, losses were incurred in the grains markets during January, February, April, and May as weather and trade disputes resulted in short-term price volatility. Additional losses were incurred from positions in soft commodities and livestock during the second quarter. Losses within the currency sector were recorded during February and May from short U.S. dollar positions as the relative value of the dollar increased. Within the fixed income sector, losses were recorded primarily during May as political deadlock in Italy led to losses from long Italian bond futures positions. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains achieved during January, March, April, and May within the energy complex from long futures positions in crude oil and its refined products as prices rose amid supply concerns and increased demand.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Partnership’s total capitalization was $18,689,337.

		June 30, 2018
			Three Months Ended June 30, 2018

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$845,868	4.53%	$956,068	$704,470	$846,127
Equity	926,570	4.96	1,437,414	513,922	999,331
Currencies	2,885,080	15.44	4,092,391	2,541,418	3,463,517
Interest Rates	553,418	2.96	1,254,894	543,775	896,049

Total	$5,210,936	27.89%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	16,272.231	$ 20.00	N/A	N/A
May 1, 2018 - May 31, 2018	15,803.285	$ 18.17	N/A	N/A
June 1, 2018 - June 30, 2018	28,325.841	$ 18.46	N/A	N/A
	60,401.357	$ 18.80

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.