Form 10-Q
period 2018-09-30
MORGAN STANLEY SMITH BARNEY CHARTER ASPECT L.P.
filed 2018-11-08
CIK 914747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes       No X

As of October 31, 2018, 931,408.9610 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$11,727,966	$14,092,238
Restricted cash	5,554,394	7,352,467
Net unrealized appreciation on open futures contracts	982,981	241,902
Net unrealized appreciation on open forward contracts	-	32,559

Total equity in trading account	18,265,341	21,719,166

Cash at bank	-	437
Interest receivable	19,161	16,727

Total assets	$18,284,502	$21,736,330

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$406,554	$-
Accrued expenses:
General Partner fees	30,061	36,098
Ongoing placement agent fees	30,061	36,098
Management fees	22,546	27,072
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	343,504	223,837

Total liabilities	832,726	373,105

Partners’ Capital:
General Partner, 11,456.301 and 12,400.588 Units outstanding at September 30, 2018 and December 31, 2017, respectively	207,979	240,918
Limited Partners, 949,844.479 and 1,087,185.446 Units outstanding at September 30, 2018 and December 31, 2017, respectively	17,243,797	21,122,307

Total partners’ capital (net asset value)	17,451,776	21,363,225

Total liabilities and partners’ capital	$18,284,502	$21,736,330

Net asset value per Unit	$18.15	$19.43

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	185	$357,617	2.05%
Equity	273	132,675	0.76
Interest Rates	182	(56,745)	(0.33)

Total futures contracts purchased		433,547	2.48

Futures Contracts Sold
Commodity	328	239,395	1.37
Equity	37	16,079	0.09
Currencies	5	4,491	0.03
Interest Rates	796	289,469	1.66

Total futures contracts sold		549,434	3.15

Net unrealized appreciation on open futures contracts		$982,981	5.63%

Unrealized Appreciation on Open Forward Contracts
Commodity	33	$92,941	0.53%
Currencies	$30,917,677	376,390	2.16

Total unrealized appreciation on open forward contracts		469,331	2.69

Unrealized Depreciation on Open Forward Contracts
Commodity	50	(151,869)	(0.87)
Currencies	$53,552,562	(724,016)	(4.15)

Total unrealized depreciation on open forward contracts		(875,885)	(5.02)

Net unrealized depreciation on open forward contracts		$(406,554)	(2.33)%

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$62,114	$41,264	$182,923	$103,914

Expenses:
General Partner fees	91,498	109,681	301,639	361,280
Ongoing placement agent fees	91,498	109,681	301,639	361,280
Management fees	68,623	82,260	226,229	270,961

Total expenses	251,619	301,622	829,507	993,521

Net investment loss	(189,505)	(260,358)	(646,584)	(889,607)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	62,379	(578,351)	(959,602)	(1,094,510)
Net change in unrealized gains (losses) on open contracts	(178,725)	467,091	299,669	(500,134)

Total trading results	(116,346)	(111,260)	(659,933)	(1,594,644)

Net income (loss)	$(305,851)	$(371,618)	$(1,306,517)	$(2,484,251)

Net income (loss) per Unit*	$(0.31)	$(0.32)	$(1.28)	$(1.98)

Weighted average number of Units outstanding	998,943.991	1,193,355.109	1,048,520.354	1,260,793.771

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Aspect L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,099,586.034	$21,122,307	$240,918	$21,363,225
Redemptions - General Partner	(944.287)	-	(20,000)	(20,000)
Redemptions - Limited Partners	(137,340.967)	(2,584,932)	-	(2,584,932)
Net income (loss)	-	(1,293,578)	(12,939)	(1,306,517)

Partners’ Capital, September 30, 2018	961,300.780	$17,243,797	$207,979	$17,451,776

Partners’ Capital, December 31, 2016	1,350,401.574	$26,459,376	$318,009	$26,777,385
Redemptions - General Partner	(1,063.830)	-	(20,000)	(20,000)
Redemptions - Limited Partners	(196,533.138)	(3,699,932)	-	(3,699,932)
Net income (loss)	-	(2,453,467)	(30,784)	(2,484,251)

Partners’ Capital, September 30, 2017	1,152,804.606	$20,305,977	$267,225	$20,573,202

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to its Diversified Program, the Trading Advisor’s proprietary, systematic trading system.

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended September 30, 2018.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and the changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $5,554,394 and $7,352,467, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(95,774) (proceeds of $96,478) and $363,412 (cost of $360,411) as of September 30, 2018 and December 31, 2017, respectively.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.12)	$(0.10)	$(0.66)	$(1.27)
Net investment loss	(0.19)	(0.22)	(0.62)	(0.71)

Increase (decrease) for the period	(0.31)	(0.32)	(1.28)	(1.98)
Net asset value per Unit, beginning of period	18.46	18.17	19.43	19.83

Net asset value per Unit, end of period	$18.15	$17.85	$18.15	$17.85

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.2)%	(4.8)%	(4.4)%	(5.0)%

Operating expenses	5.5%	5.5%	5.6%	5.6%
Incentive fees	-%	-%	-%	-%

Total expenses	5.5%	5.5%	5.6%	5.6%

Total return:
Total return before incentive fees	(1.7)%	(1.8)%	(6.6)%	(10.0)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(1.7)%	(1.8)%	(6.6)%	(10.0)%

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

The General Partner estimates that at any given time approximately 48.9% to 58.2% of the Partnership’s contracts are traded over-the-counter.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2018 and 2017 were 1,714 and 1,568, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2018 and 2017 were 1,764 and 1,477, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2018 and 2017 were 128 and 112, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2018 and 2017 were 126 and 127, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2018 and 2017 were $138,924,140 and $117,898,399, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2018 and 2017 were $137,756,768 and $112,212,643, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
September 30, 2018	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$1,299,733	$(316,752)	$982,981	$-	$-	$982,981
Forwards	469,331	(469,331)	-	-	-	-

Total assets	$1,769,064	$(786,083)	$982,981	$-	$-	$982,981

Liabilities
Futures	$(316,752)	$316,752	$-	$-	$-	$-
Forwards	(875,885)	469,331	(406,554)	-	-	(406,554)

Total liabilities	$(1,192,637)	$786,083	$(406,554)	$-	$-	$(406,554)

Net fair value						$576,427	*

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2017	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$1,079,969	$(838,067)	$241,902	$-	$-	$241,902
Forwards	893,676	(861,117)	32,559	-	-	32,559

Total assets	$1,973,645	$(1,699,184)	$274,461	$-	$-	$274,461

Liabilities
Futures	$(838,067)	$838,067	$-	$-	$-	$-
Forwards	(861,117)	861,117	-	-	-	-

Total liabilities	$(1,699,184)	$1,699,184	$-	$-	$-	$-

Net fair value						$274,461	*

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets
Futures Contracts
Commodity	$791,032
Equity	188,452
Currencies	5,681
Interest Rates	314,568

Total unrealized appreciation on open futures contracts	1,299,733

Liabilities
Futures Contracts
Commodity	(194,020)
Equity	(39,698)
Currencies	(1,190)
Interest Rates	(81,844)

Total unrealized depreciation on open futures contracts	(316,752)

Net unrealized appreciation on open futures contracts	$982,981	*

Assets
Forward Contracts
Commodity	$92,941
Currencies	376,390

Total unrealized appreciation on open forward contracts	469,331

Liabilities
Forward Contracts
Commodity	(151,869)
Currencies	(724,016)

Total unrealized depreciation on open forward contracts	(875,885)

Net unrealized depreciation on open forward contracts	$(406,554)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Commodity	$678,163		$(354,430)		$916,260		$(940,237)
Equity	(27,932)		702,759		(674,608)		2,056,958
Currencies	(648,591)		(393,812)		(751,752)		(1,285,831)
Interest Rates	(117,986)		(65,777)		(149,833)		(1,425,534)

Total	$(116,346)	***	$(111,260)	***	$(659,933)	***	$(1,594,644)	***

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Charter Aspect L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,299,733	$1,299,733	$-	$-
Forwards	469,331	-	469,331	-

Total assets	$1,769,064	$1,299,733	$469,331	$-

Liabilities
Futures	$316,752	$316,752	$-	$-
Forwards	875,885	-	875,885	-

Total liabilities	$1,192,637	$316,752	$875,885	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,079,969	$1,079,969	$-	$-
Forwards	893,676	-	893,676	-

Total assets	$1,973,645	$1,079,969	$893,676	$-

Liabilities
Futures	$838,067	$838,067	$-	$-
Forwards	861,117	-	861,117	-

Total liabilities	$1,699,184	$838,067	$861,117	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, Partnership capital decreased 18.3% from $21,363,225 to $17,451,776. This decrease was attributable to redemptions of 137,340.967 limited partner Units totaling $2,584,932, redemptions of 944.287 General Partner Units totaling $20,000 and a net loss of $1,306,517. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2018 and 2017, and a general discussion of its trading activities during such periods. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2018, the net asset value per Unit decreased 1.7% from $18.46 to $18.15, as compared to a decrease of 1.8% during the third quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $116,346. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by gains in the commodity sector. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $111,260. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The Partnership’s most notable losses were incurred within the currency sector during July and September from positions in the euro versus the U.S. dollar as competing geopolitical and economic tensions resulted in choppy price action for the European currency. Within the global interest rate markets, losses were experienced during July and September from long positions in European fixed income futures. Additional losses within the interest rate sector were incurred during August from short positions in U.S. fixed income futures as growing political turmoil surrounding the Trump Administration raised demand for the safety of government debt. Further losses were recorded within the global stock index sector during September from long futures positions in Asian equity indices as prices fell amid the uncertain impact of the U.S. and Chinese trade dispute. The Partnership’s losses for the quarter were partially offset by gains achieved within the energy sector during August and September from long positions in crude oil and its refined products as global supply shortfalls pushed prices higher. Gains within the metals markets were primarily recorded during August from short positions in copper futures as continued trade tensions between the U.S. and China weighed on prices. Additional gains within the metals sector during August were achieved from positions in gold and silver futures. Within the agricultural sector, gains were experienced during August from short positions in coffee and soybean futures as prices declined amid positive growing conditions in South America and the U.S.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit decreased 6.6% from $19.43 to $18.15, as compared to a decrease of 10.0% during the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $659,933. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors and were partially offset by gains in the commodity sector. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $1,594,644. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most notable losses were incurred within the currency sector during February and May as the U.S. dollar strengthened against most of its global peers. Further currency losses were experienced during July and September from positions in the euro. Losses within the global stock index sector were incurred during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Losses in equity indices were also experienced during September from long positions in Asian equity index futures. Losses within the global interest rate sector were primarily incurred during May from short positions in U.S. and European fixed income futures as bond prices spiked. Additional losses in the interest rate sector were recorded July and September from long positions in European fixed income futures. In the metals, losses were recorded from positions in the industrial metals during March and April. During May, long positions in cocoa futures incurred losses as prices fell dramatically. Smaller losses in the agricultural markets were experienced due to grains trading in January, April, and May. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during January, March, April, May, August, and September from long positions in crude oil and its refined products as global supply shortfalls and geopolitical tensions in the Middle East and Russia pushed prices higher.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Partnership’s total capitalization was   $17,451,776.

		September 30, 2018
			Three Months Ended September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,038,032	5.95%	$1,189,833	$817,278	$1,088,464
Equity	828,130	4.74	984,971	581,460	838,863
Currencies	2,974,960	17.05	3,301,246	2,469,221	2,810,969
Interest Rates	654,638	3.75	688,550	534,040	604,506

Total	$5,495,760	31.49%

* Average of daily Values at Risk. As of December 31, 2017, the Partnership’s total capitalization was $21,363,225.
		December 31, 2017
			Twelve Months Ended December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,455,350	6.81%	$1,455,350	$579,437	$1,010,509
Equity	1,107,974	5.19	1,235,904	819,926	1,057,400
Currencies	3,535,248	16.54	4,110,223	1,577,206	2,751,451
Interest Rates	1,108,165	5.19	1,183,844	258,463	636,188

Total	$7,206,737	33.73%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	8,045.672	$18.10	N/A	N/A
August 1, 2018 - August 31, 2018	24,053.233	$18.40	N/A	N/A
September 1, 2018 - September 30, 2018	18,925.832	$18.15	N/A	N/A
	51,024.737	$18.26

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

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.